Form 10-K
period 2003-12-31
GOVERNMENT PROPERTIES TRUST INC
filed 2004-03-30
CIK 1266112

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-31962

                       GOVERNMENT PROPERTIES TRUST, INC.
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                      20-0611663
       (State or other jurisdiction of                         (IRS Employer
        incorporation of organization)                      Identification No.)

       10250 REGENCY CIRCLE, SUITE 100                             68114
               OMAHA, NEBRASKA                                   (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (402) 391-0010

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     There was no market for the registrant's common stock as of June 30, 2003. At March 1, 2004, approximately 20.7 million shares of common stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the annual meeting of stockholders to be held on June 2, 2004 are incorporated into Part III.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................    2
Item 2.          Properties..................................................   11
Item 3.          Legal Proceedings...........................................   14
Item 4.          Submission of Matters to a Vote of Security Holders
                 Executive Officers of the Registrant........................   14

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................   14
Item 6.          Selected Financial Data.....................................   17
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   18
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   37
Item 8.          Financial Statements and Supplementary Data.................   37
Item 9.          Changes in and Disagreements With Accountants On Accounting
                 and Financial Disclosure....................................   37
Item 9A.         Controls and Procedures.....................................   38

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   38
Item 11.         Executive Compensation......................................   38
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   38
Item 13.         Certain Relationships and Related Transactions..............   38
Item 14.         Principal Accountant Fees and Services......................   38

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................   38
Signatures...................................................................   58

                           FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements. These forward-looking statements include estimates regarding:

     - our growth intentions;

     - our financing strategy;

     - the sale of our Harahan property;

     - our acquisition strategy and objectives;

     - our risk mitigation strategy;

     - our policy to reserve for operating expenses and capital costs;

     - our distribution policy;

     - our proposed revolving credit facility;

     - our operating expenses;

     - the adequacy of our available capital for future capital requirements;

     - our capital expenditures;

     - the impact of changes in interest rates; and

     - the impact on changes in government regulation and related litigation.

     Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this report.

     All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

                                    PART I.

ITEM 1.  BUSINESS

OUR COMPANY

     We invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company focused solely on investing in government-leased properties.

     Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the General Services Administration ("GSA"), the federal government's property management arm, under long-term leases. Our portfolio consisted of five properties totaling 248,848 square feet as of December 31, 2003. These properties are 100% occupied and have a weighted-average remaining lease term of approximately 13 years based on the square footage of the properties as of December 31, 2003. Our tenants include the Department of Justice, the Drug Enforcement Administration, the Federal Bureau of Investigation and the Social Security Administration. We own each of our properties through separate wholly-owned entities. We intend to expand our portfolio by acquiring additional government-leased properties.

     Based on the credit worthiness of our governmental tenants, our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. We intend to finance our future acquisitions with a combination of equity, long-term fixed-rate debt and short-term credit lines. We intend to use our credit lines to finance acquisitions and deposits on a short-term basis. We have received a commitment for a $50 million line of credit from a group of commercial banks. Our objective is to finance each property with long-term fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease. This strategy minimizes interest rate risk and should result in more consistent and reliable cash flow.

RECENT DEVELOPMENTS

  INITIAL PUBLIC OFFERING

     We completed a public offering of our common stock and listed our common stock on the NYSE in January 2004. In connection with this offering, we received net proceeds (after expenses) of approximately $177.1 million. In connection with this offering, we reincorporated in Maryland and changed our name to Government Properties Trust, Inc. The historical financial statements included in this report are those of our predecessor company (Gen-Net Lease Income Trust, Inc.).

  SALE OF HARAHAN PROPERTY

     We have agreed to sell our Harahan property, which is leased to Federal Express Corporation, for $4.6 million subject to customary closing conditions. We expect this sale to close in the second quarter of 2004. While we believe that this transaction will close, we cannot guarantee that it will close on the terms specified, in a timely manner or at all. This is the only property that we own that is not leased to the U.S. government. We do not intend to purchase any additional properties that are primarily occupied by non-governmental tenants.

2003 PROPERTY ACQUISITIONS

     The following table outlines the property acquisitions that we closed in 2003:

                                                                ACQUISITION     MONTH
PROPERTY                                         LOCATION          COST        ACQUIRED
--------                                      --------------   -------------   --------
USDEA Building..............................  Bakersfield,     $ 2.4 million   January
                                              CA
Social Security Administration Offices......  Charleston, WV    18.4 million   April
General Services Administration Office......  Clarksburg, WV    11.0 million   April
Social Security Administration Office.......  Kingsport, TN      3.0 million   April
                                                               -------------
                                                               $34.7 million
                                                               =============

OUR STRATEGY AND OBJECTIVES

  OPERATIONAL OBJECTIVES

     Our primary operational objective is to generate funds from operations to make distributions to our stockholders. We focus on the following activities to achieve this objective:

     - Acquiring properties that meet our acquisition criteria;

     - Financing properties at a lower cost of capital than the capitalization rate used in connection with the acquisition of the property;

     - Increasing our access to capital to finance property acquisitions;

     - Effectively managing properties through lease terms, oversight and property expansions; and

     - Opportunistic property sales and redeployment of assets, when advisable.

     We intend to acquire properties leased to a variety of governmental entities on a nationwide basis. We expect most of our properties initially will be leased to the U.S. government under long-term leases. We will market both to owners and developers of government-leased properties and directly to governmental entities. We intend to expand our existing relationships with GSA-approved real estate developers, the GSA and various other governmental tenants, owners and developers around the country. We plan to continue to enter into pre-completion purchase agreements with developers to acquire newly developed properties upon completion and occupancy by governmental tenants. As a public company, we believe that developers and owners will view us as a more attractive and credible buyer than other potential buyers.

     Our acquisition criteria include analyzing not only the in-place lease, but also analyzing the real estate characteristics of the property including location, parking, floor plans and construction quality. We focus on newer, well located properties that have remaining lease terms of ten years or more. We also consider, on a case-by-case basis, properties that have been constructed or significantly renovated within five years of our planned acquisition or that are more special use in nature due to specific government requirements or that have remaining lease terms of less than ten years. Special use or "build-to-suit" properties, however, generally must have remaining lease terms of fifteen years or more before we will consider them for acquisition. We believe our focus on newer properties reduces the risk of tenants failing to renew their leases at maturity and increases our ability to re-lease the property if the tenant does not renew. We intend to establish fully funded reserves, based on independent third-party reports, for future capital expenditures to ensure that our properties are properly maintained.

  INVESTMENT OBJECTIVES

     Our principal investment objective is to deliver attractive risk-adjusted returns to our stockholders by:

     - Paying regular dividends to stockholders. We intend to distribute to our stockholders all or substantially all of our taxable REIT income each year in order to comply with the distribution requirements of the federal tax laws and to avoid federal income tax and the nondeductible excise tax. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our actual results of operations and a number of other factors discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." To the extent possible, we will seek to avoid the fluctuations in dividends that might result if dividends were based on actual cash received during the dividend period. To implement this policy, we may use cash received during prior periods, or cash received subsequent to the dividend period and prior to the payment date for such dividend to pay annualized dividends consistent with the dividend level established from time to time by our board of directors. Our ability to maintain this policy will depend upon our cash flow and applicable REIT rules. We cannot assure you that there will be cash available to pay dividends or that dividend amounts will not fluctuate. Subject to applicable REIT rules, we will seek to reinvest proceeds from the sale, refinancing or other disposition of our properties by purchasing additional properties that are intended to produce additional distributable income.

     - Increasing the value of our properties. With intensive asset and property management, we believe our properties will be better maintained and improved during the term of our leases, which should allow for better long term appreciation in value of our properties. In addition, we plan to routinely monitor our portfolio and selectively dispose of properties in an opportunistic manner. There is, of course, no assurance that the value of our properties will increase.

     - Preserving capital. We will attempt to preserve capital by continuing to invest in a diversified portfolio of quality real estate leased under long-term leases to governmental entities. We will also attempt to preserve capital by diversifying our portfolio geographically and by paying attention to various factors in each locale that may affect the underlying value of our acquired properties in the future.

     We cannot assure you that we will achieve any or all of the foregoing objectives because each, to a large extent, is dependent upon factors and conditions beyond our control. Our realization of distributable cash flow and appreciation in value from our properties will depend on a variety of factors, including short-term and long-term economic trends, federal tax laws, governmental regulations, local real estate and financial market conditions and property operating expenses.

INVESTMENT POLICIES

     Our primary investment policies are to:

     - Purchase properties that are primarily leased to the U.S. government, state governments, local governments, and government-sponsored enterprises;

     - Purchase newer, well-located properties that are not special use in nature and have remaining lease terms of ten years or more. We also consider, on a case-by-case basis, newer, well-located properties that are more special use in nature due to specific government requirements. These special use or "build-to-suit" properties, however, generally must have remaining lease terms of fifteen years or more before we will consider them for acquisition;

     - Purchase properties at prices, including acquisition costs, that are at or below appraised values or our board of director's judgment of fair market value if an appraisal cannot be readily obtained before agreeing to a purchase; and

     - To use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy.

     Our board of directors may change our existing investment objectives and policies without stockholder approval.

  ACQUISITION CRITERIA

     In analyzing proposed acquisitions, we evaluate various factors including:

     - The characteristics of the existing lease including the tenant and the intended use, term, type of lease (e.g., net, modified gross, gross), rental rates, base rent escalation if any, adjustment in rents for increases in operating expenses and taxes, and termination and assignment provisions;

     - The type, size and design of improvements, their age and condition, the quality of the construction methods and materials, the price per square foot of leased space and the suitability of the property for alternative uses;

     - The nature of the general location (primary, secondary or tertiary markets), the viability of the sub-market including local demographics and the occupancy of and demand for similar properties in the sub-market area, specifically population and rental trends, and the functionality of the specific site;

     - The base rent, operating expenses and taxes, net operating income, price, the capitalization rate, prospective financing terms (amount, rate, term, amortization, loan-to-value ratio, debt service coverage ratio) and the prospective over-all rate of return, leveraged periodic return on equity and the all-in rate of return including the liquidation of the projected residual value;

     - Contrasting the prospective acquisition to the existing portfolio to assure sufficient diversity in material investment characteristics;

     - Comparing the terms of the purchase and the existing lease to current market conditions and comparable transactions;

     - The suitability of property for and ability to efficiently lease or sublease any vacant space;

     - The ability of the property to achieve long-term capital appreciation;

     - The prospects for long-range liquidity of the investment in the property;

     - The rated security level of the property in the context of its use;

     - Review of the property appraisal, the property condition and phase I environmental reports; and

     - Our ability to improve the efficiency of the management of the property.

     In connection with our review of prospective acquisitions, we may engage third parties, such as environmental consultants, appraisers, professional engineers, accountants and lawyers, to help us perform our due diligence.

  SALE-LEASEBACK ACQUISITIONS

     We may acquire properties in sale-leaseback transactions. Sale-leaseback properties provide unique acquisition opportunities. Unlike acquisitions that rely heavily on the quality of the underlying real estate for property valuation and loan terms, sale-leaseback acquisitions focus on the quality of the tenant's credit and on the completeness of the underlying lease obligations to provide an uninterrupted source of funds for loan repayment. Sale-leaseback acquisitions frequently permit an attractive loan-to-value ratio depending on the needs and desires of the seller. Loans for sale-leaseback acquisitions usually prohibit prepayment entirely or require the payment of make-whole premiums or the posting of collateral.

  ASSESSING PROSPECTS FOR LONG-TERM PROPERTY APPRECIATION AND LIQUIDITY

     In reviewing a property for acquisition, we consider the property's prospects for long-term appreciation and the prospects for long-range liquidity of the investment. In particular, we will seek to negotiate lease clauses providing for periodic inflation adjustments to the expense portion of base rent, and to minimize deferred maintenance by prompt attention to repair and replacement needs at the properties.

  PROPERTY OPERATING COSTS -- RISK MITIGATION STRATEGY

     Leases for governmental tenants vary widely and include net leases, gross leases and "modified" gross leases. Net leases require the tenant to pay all operating expenses, gross leases require the landlord to pay all operating expenses, and modified gross leases require the landlord and the tenant each to pay a portion of the operating expenses. We intend to acquire properties with all three types of leases, as well as variations of these leases, because we believe that gross leases and modified gross leases may provide higher returns for us than net leases. In our experience, GSA leases are generally modified gross leases. We plan to mitigate the higher risk of gross leases and modified gross leases through strict underwriting, due diligence and intensive property management.

  FINANCING STRATEGY

     We generally use mortgage financing to meet our target leverage ratio. We choose a particular financing method based upon the most attractive interest rate, assignability, repayment terms and maturity dates available in the marketplace at the time, and customize our financing strategy for each type of transaction. Our objective is to finance each property with long-term fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease. We attempt to avoid pre-payment penalties and yield maintenance and select fixed rate financing when available.

     We consider a number of factors when evaluating our level of indebtedness and making financing decisions, including:

     - the interest rate and maturity date of the proposed financing;

     - the extent to which the financing impacts the flexibility with which we manage our properties;

     - prepayment penalties and restrictions on refinancing;

     - the purchase price of properties to be acquired with debt financing;

     - our long-term objectives with respect to the property;

     - our target investment return;

     - the terms of any existing leases;

     - assignability;

     - the remaining loan balance at the end of the lease term compared to the prospective value of the asset at such time;

     - the estimated market value of our properties upon refinancing of the indebtedness; and

     - the ability of particular properties and our company as a whole, to generate cash flow to cover expected debt service.

     We also consider the impact of individual financings on our corporate financial structure. Among the factors we consider are:

     - our overall level of consolidated indebtedness;

     - provisions that require recourse and cross-collateralization;

     - corporate credit ratios, including debt service coverage, and debt to total market capitalization; and

     - our overall mix of fixed-and variable-rate debt.

     We may obtain financing from banks, institutional investors or other lenders financing through lines of credit, bridge loans and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our properties. In addition, we may incur debt in the form of publicly or privately placed debt instruments. When possible, we seek to replace short-term sources of capital with long-term financing in which we match or exceed, to the extent possible, the maturity of the debt to the lease term on the property securing the debt.

     Our indebtedness may be recourse or non-recourse. If the indebtedness is recourse, our general assets may be included in the collateral. If the indebtedness is non-recourse, the collateral will be limited to the particular property to which the indebtedness relates. To the extent possible, we will acquire only non-recourse financing. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens on the properties, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to finance acquisitions or the redevelopment of existing properties, for general working capital or to purchase additional interests in partnerships or joint ventures. If necessary, we may also borrow funds to satisfy the requirement that we distribute to stockholders at least 90% of our annual taxable REIT income, or otherwise to ensure that we maintain our REIT status for federal income tax purposes.

     We may also enter into joint venture arrangements whereby we share the acquisition costs, expenses and returns from a property. We may also raise additional equity capital through additional public or private offerings of our securities.

  SALE OF PROPERTIES

     The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of the performance of the property, existing market conditions and also the benefits of continued ownership and alternative uses of the capital. In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax consequences. We may exchange properties for other properties.

     Net proceeds from the sale of any property may, at the discretion of our board of directors, either be distributed to stockholders or reinvested in other properties. When reinvesting in other properties, tax-deferral will be a significant consideration. Any properties in which net proceeds from a sale are reinvested will be subject to the same acquisition criteria as other properties we acquire. See "Business -- Acquisition Criteria."

     In connection with the sale of a property, purchase money obligations secured by mortgages may be taken as partial payment. The terms of payment to us will be affected mainly by prevailing economic conditions. To the extent we receive notes and property other than cash on sales, such proceeds will not be included in net proceeds of sale until and to the extent the notes or other property are actually collected, sold, refinanced or otherwise liquidated. We may receive payments (cash and other property) in the year of sale in an amount less than the full sales price and subsequent payments may be spread over several years. Therefore, dividends to stockholders of the proceeds of a sale may be delayed until the notes or other property are collected at maturity, sold, refinanced or otherwise converted to cash. The entire balance of the principal may be a balloon payment due at maturity. For federal income tax purposes, unless we elect otherwise we will report the gain on such sale ratably as principal payments are received under the installment method of accounting.

  RESERVE FOR OPERATING EXPENSES AND CAPITAL COSTS.

     We intend to establish fully-funded reserves, based on independent third-party reports, for future capital expenditures to properly maintain our properties.

  LENDING POLICIES.

     We may not make loans to our executive officers, key employees or directors except in accordance with our code of business conduct and ethics and applicable law. We may consider offering purchase money financing in connection with the sale of properties where the provisions of that financing will increase the value to be received by us for the property sold. We may make loans to joint ventures in which we may participate in the future. However, we do not intend to engage in significant lending activities.

  EQUITY CAPITAL POLICIES.

     Our board of directors has the authority, without further stockholder approval, to raise additional capital, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. Existing stockholders have no preemptive right to additional shares issued in any offering, and any offering may cause a dilution of investment. We may in the future issue shares in connection with acquisitions.

  CONFLICTS OF INTEREST POLICY.

     We have adopted a code of business conduct and ethics that prohibits conflicts of interest between our officers, employees and directors on the one hand, and our company on the other hand, except in compliance with the policy. Waivers of our code of business conduct and ethics must be disclosed in accordance with NYSE and SEC requirements.

  OTHER POLICIES.

     We do not plan to invest in real estate mortgages except in connection with sale-leaseback acquisitions. We do not plan to invest in securities of persons primarily engaged in real estate activities except in connection with the acquisition of operating properties and the temporary investment of our cash. We do not plan to invest in secondary investments such as mortgage-backed securities, except in connection with the temporary investment of our cash. We do not plan to invest in other securities except in connection with the temporary investment of our cash and do not anticipate investing in other issuers of securities for the purpose of exercising control or acquiring any investments primarily for sale in ordinary course of business or holding any investments with a view to making short-term profits from the sale. We do not intend to engage in trading, underwriting, agency distribution or sales of securities of other issuers.

REAL ESTATE MANAGEMENT

     We perform asset and property management, and accounting, finance and reporting services relating to our properties.

  ASSET AND PROPERTY MANAGEMENT

     We focus on maximizing the value of our portfolio, monitoring property performance and related operating costs, managing our investment opportunities and pursuing the acquisition of additional properties and, when appropriate, the disposition of selected properties. Our staff, assigned to asset management responsibilities, directly oversee our portfolio with its primary emphasis being to protect and enhance long-term asset value. Our property management functions include the coordination and oversight of tenant improvements and building services. We will only provide to tenants those services that are customarily provided to tenants of other similar properties.

  ACCOUNTING, FINANCE AND REPORTING

     We perform accounting and finance services that relate to the management of our real estate. Our accounting and finance personnel perform management of accounts payable, collection of receivables and budgeting of our operating expenses through consultation with our property management group.

CAPITAL IMPROVEMENTS COSTS

     We acquire properties after they have been leased so we do not directly negotiate or pay for tenant improvements. However, if the space must be re-leased, we may fund improvement or restoration of a tenant's leased space. Furthermore, our GSA leases hold us as the owner responsible for any repair or replacement of structural components of a building, the roof, any parking facility and the electrical, plumbing, and HVAC equipment in the building.

INSURANCE

     We carry comprehensive liability, casualty, flood and rental loss insurance covering all of the properties in our portfolio. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We have also obtained terrorism insurance on all of our GSA-leased properties, which is subject to exclusions for loss or damage caused by nuclear, biological and chemical weapons. It is our policy to obtain similar terrorism insurance on properties that we acquire in the future to the extent it is available. In addition, in certain areas, we pay additional premiums to obtain flood or earthquake insurance. We do not carry insurance for commonly uninsured losses such as loss from riots.

REAL ESTATE INDUSTRY REGULATION

  ENVIRONMENTAL

     Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and remove hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable for property damage and for investigation, clean-up and monitoring costs incurred in connection with the actual or threatened contamination. Such laws typically impose clean-up responsibility and liability without regard to fault, or whether the owner, or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from the other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using such property as collateral, and may adversely impact our investment on that property.

     Federal regulations require building owners and those exercising control over a building's management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to the increased regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

     Prior to closing any property acquisition, we obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environment concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. We also believe that acquiring newer properties, that have been subject to these environmental regulations, helps mitigate our exposure to environmental risks.

     While we may purchase our properties on an "as is" basis, all of our purchase contracts contain an environmental contingency clause, which permits us to reject a property because of any environmental hazard at such property. We receive Phase I reports on all prospective properties.

     We believe that our portfolio complies in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters.

  AMERICANS WITH DISABILITIES ACT

     Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA"), to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in public areas of our properties where such removal is readily achievable. We believe that our existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

  FIRE, SAFETY AND OTHER REGULATION

     We must operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements.

COMPETITION

     We compete in acquiring properties with financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors.

     Among the positive factors relating to our ability to compete to acquire properties are the following:

     - we have experience in buying GSA-leased properties;

     - we are a well funded, financeable public company;

     - our management is knowledgeable in real estate matters;

     - we have a positive reputation in the real estate industry; and

     - we have a history of closing property acquisitions.

     Among the negative factors relating to our ability to compete are the following:

     - we may have less knowledge than our competitors of certain markets in which we seek to purchase properties;

     - we have strict underwriting standards;

     - many of our competitors have greater financial and operational resources than we have; and

     - our competitors or other entities may determine to pursue a strategy similar to ours.

     We also face competition in leasing available properties to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market.

EMPLOYEES

     We employed 10 employees as of March 15, 2004. None of our employees is represented by a labor union. We consider our employee relations to be good.

CHANGE OF AUDITOR

     In connection with our offering, on September 2, 2003 we replaced our independent accountants, Zwick & Steinberger, P.L.L.C. ("Zwick"), and engaged the services of Ernst & Young LLP ("E&Y") as our new independent accountants. The audit committee of our board of directors recommended, and our board of directors approved, the dismissal of Zwick and the appointment of E&Y.

     During our fiscal years ended December 31, 2002 and December 31, 2001, respectively, and the subsequent interim period through September 2, 2003, there were no disagreements between us and Zwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Zwick's satisfaction, would have caused Zwick to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under
Item 304(a)(1)(v) of Regulation S-K.

     The audit reports of Zwick on our consolidated financial statements as of and for the fiscal years ended December 31, 2002 and December 31, 2001 (which are not included in this report) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2002 and December 31, 2001 and through the date of E&Y's engagement by us, we did not consult with E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

     Zwick furnished us with a letter addressed to the SEC stating its agreement with the statements contained in the proceeding three paragraphs.

     Our website is located at www.gptrust.com. We make our SEC filings available through our website as soon as reasonably practicable after we file these reports with the SEC. This website address is intended to be an inactive textual reference only. None of the information on our website or any other website identified herein is part of this report.

ITEM 2.  PROPERTIES

     Our portfolio consisted of five properties totaling 248,848 square feet as of December 31, 2003. These properties are 100% occupied and had a weighted-average remaining lease term of approximately 13 years based on the square footage of the properties as of December 31, 2003. Four of the properties are occupied by U.S. government agencies and one property is occupied by Federal Express Corporation, which is rated investment grade by both Moody's Investors Service and Standard & Poor's Corporation. We do not intend to purchase any additional properties that are primarily occupied by non-governmental tenants.

     Our portfolio as of December 31, 2003 consisted of the following:

                                                                                                 LEASE
                                                                                   GROSS       MATURITY/
                                              YEAR BUILT/   SQ. FT.    RENT/     ANNUALIZED      EARLY
LOCATION                 TENANT/ OCCUPANT      RENOVATED    LEASED    SQ. FOOT      RENT      TERMINATION  LEASE TYPE
--------              ----------------------  -----------   -------   --------   ----------   -----------  ----------
Bakersfield,
  California........  United States of              2000     9,800     $31.97    $  313,275   Nov. 2010/   Modified
                      America/Drug                                                            Nov. 2008    Gross
                      Enforcement                                                                          Lease
                      Administration
Kingsport,
  Tennessee.........  United States of              1999    22,848     $17.32    $  395,629   Oct. 2014/   Modified
                      America/Social                                                          Oct. 2009    Gross
                      Security                                                                             Lease
                      Administration
Charleston, West
  Virginia..........  United States of         1959/1999    90,050     $22.19    $1,998,170   Dec. 2019/   Modified
                      America/Social                                                          None         Gross
                      Security                                                                             Lease
                      Administration
Clarksburg, West
  Virginia..........  United States of              1998    55,443     $23.20    $1,286,017   Jan. 2019/   Modified
                      America/Department of                                                   Jan. 2016    Gross
                      Justice, Drug                                                                        Lease
                      Enforcement
                      Administration,
                      Federal Bureau of
                      Investigation, Social
                      Security
                      Administration
Harahan (New
  Orleans),
  Louisiana.........  Federal Express               1996    70,707     $ 5.14    $  363,440   Feb. 2016/   Net Lease
                      Corporation                                                             None

As used in the table above and throughout this report, "Gross Annualized Rent" is determined by multiplying December 2003 rents by 12 and "Rent Per Square Foot" is determined by dividing the Gross Annualized Rent by the leased square footage of the property.

     Bakersfield, California. The Bakersfield property is 100% leased to the federal government and is occupied by the U.S. Drug Enforcement Administration. This property houses the U.S. Drug Enforcement Administration's regional headquarters. The property consists of an approximately 2.09 acre parcel with a two story office building containing 9,800 leased square feet of office and related space. The building was completed in 2000.

     The Bakersfield property is leased pursuant to a modified gross lease, which will expire on November 27, 2010, unless terminated pursuant to an early termination clause on November 27, 2008. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building's operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.

     We acquired the Bakersfield property in January 2003 for $2.4 million, or approximately $240 per leased square foot. We financed the acquisition through a $1.6 million loan from Genesis, which we repaid in January 2004.

     Charleston, West Virginia. The Charleston property is 100% leased by the federal government and is occupied by the U.S. Department of Labor, the U.S. Social Security Administration and related state agencies. This property houses the Social Security Administration's regional administrative office. The property is an approximately 1.68 acre parcel with a five story building containing 90,050 leased square feet of office and related space. The building was completed in 1959 and completely renovated to core and shell in 1999.

     The Charleston property is leased pursuant to a modified gross lease, which will expire on December 9, 2019. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building's operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.

     We acquired the Charleston property in April 2003 for $18.2 million, or approximately $202 per leased square foot. We financed the acquisition through a $14.0 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013. We also drew $2.8 million against our existing line of credit, which carries a variable interest rate based on the lender's prime rate plus 50 basis points, which rate was 4.5% as of December 31, 2003. We repaid this debt in February 2004.

     Clarksburg, West Virginia. The Clarksburg property is 100% leased by the federal government and is occupied by the U.S. Social Security Administration, the U.S. Drug Enforcement Administration, the Federal Bureau of Investigation and the U.S. Department of Justice. The property is an approximately 1.02 acre parcel with a three story building containing 55,443 leased square feet of office and related space. The building was completed in 1998.

     The Clarksburg property is leased pursuant to a modified gross lease, which will expire on January 19, 2019, unless terminated pursuant to an early termination clause on January 19, 2016. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building's operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.

     We acquired the Clarksburg property in April 2003 for $10.8 million, or approximately $195 per leased square foot. We financed the acquisition through a $8.3 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013.

     Kingsport, Tennessee. The Kingsport property is 100% leased by the federal government and is occupied by the U.S. Social Security Administration. This property houses the Social Security Administration's regional administrative office. The property is an approximately 2.334 acre parcel with a single story building containing 22,848 leased square feet of office and related space. The building was completed in 1999.

     The Kingsport property is leased pursuant to a modified gross lease, which will expire on October 31, 2014, unless terminated pursuant to an early termination clause on October 31, 2009. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building's operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.

     We acquired the Kingsport property in April 2003 for $2.9 million, or approximately $128 per leased square foot. We financed the acquisition through the assumption of the seller's first mortgage loan in the amount of $2.3 million from Bank of America, which matures on April 1, 2010 and an unsecured loan issued by the seller in the amount of $0.2 million, which represents amounts due to the seller for the seller's escrow funds that remain on deposit with the first mortgage loan holder. The unpaid principal balance of the first mortgage loan bears interest at a rate of 8.23% per annum, with monthly payments being amortized on a 25-year schedule, and has a balloon payment due April 1, 2010. The unpaid principal balance of the seller's loan bears interest at a rate of 8.00% per annum, requires no monthly payments and has a balloon payment of principal due April 1, 2010. If this balloon payment is made within five days of April 1, 2010, no interest is due. We also drew $0.3 million against our existing line of credit on April 30, 2003 to fund a portion of the purchase price, which was repaid on May 20, 2003.

     Harahan (New Orleans), Louisiana. The Harahan property is 100% occupied by Federal Express Corporation. The property is an approximately 4.98 acre parcel with a single story warehouse/distribution center containing 70,707 leased square feet of office and related space. The building was completed in 1996.

     The Harahan property is leased pursuant to a net lease, which will expire on February 29, 2016. The lease contains two renewal options of 60 months each, which options may be exercised by the tenant with 180 days prior written notice. Upon renewal, the rent will be the greater of 95% of the annual base rent payable immediately prior to the commencement of the renewal term, and the fair market rent as of a date six months before the renewal term begins multiplied by the floor area of the property. The tenant is responsible for improvements and maintenance of all interior spaces, as well as installation and maintenance of water heaters, heating, ventilation and air conditioning units and basic life safety features. The tenant also pays all real estate taxes on the property as well as utilities.

     We acquired the Harahan property in December 2002 for $4.2 million, or approximately $60 per leased square foot. We financed the acquisition through a $3.2 million loan from Nomura Credit, which matures on January 11, 2013. The unpaid principal balance of the note bears interest at a rate of 5.70% per annum. Monthly payments are amortized on a 27-year schedule, with a balloon payment due January 11, 2013.

     As disclosed above, we have agreed to sell the Harahan property.

  OTHER CONSIDERATIONS

     We believe that all of the properties described above are maintained in good condition and are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently subject to any lawsuits, claims or proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "GPP". Our stock began trading on the New York Stock Exchange on January 27, 2004.

     As of March 1, 2004, we had approximately 150 record holders of our common stock. As of the same date, we had approximately 20.7 million shares of common stock outstanding.

     We intend to distribute to our stockholders all or substantially all of our taxable REIT income each year in order to comply with the distribution requirements of the federal tax laws and to avoid federal income tax and the nondeductible excise tax. To qualify as a REIT, we must distribute to our stockholders an amount at least equal to (i) 90% of our taxable REIT income (determined before the deduction for dividends paid and excluding any net capital gain) plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income less (iii) any excess non-cash income (as determined under the federal tax laws).

     Dividends must be authorized by our board of directors and will be based upon a number of factors, including restrictions under applicable law. In addition, our board of directors will be prohibited from authorizing a dividend if, after giving effect to the dividend, we would not be able to pay our indebtedness as it becomes due in the usual course of business or our total assets would be less than our total liabilities.

     Our board of directors has the power to issue preferred stock or other securities that have distribution rights senior to that of the common stock. Any superior dividend rights could prevent us from paying dividends to the holders of our common stock. To the extent not inconsistent with maintaining REIT status, we may retain accumulated earnings of any taxable REIT subsidiaries in those subsidiaries.

     We declared our initial dividend of $0.075 per share of common stock, which we paid on January 31, 2003. We paid subsequent dividends of $0.15 per share on April 15, 2003 and July 15, 2003. The foregoing dividends were paid to our stockholders on a pro-rata basis based upon the date on which the shares of our common stock were obtained by such stockholders.

     We paid dividends of $0.15 per share on October 15, 2003 and January 15, 2004. In accordance with our recently adopted policy, these dividends were not paid on a pro rata basis. In the future, dividends will not be paid on a pro rata basis. There is, of course, no assurance that we will be able to maintain our dividend at this level, or at all.

     The following table summarizes our equity compensation plans as of December 31, 2003:

                                                                                  NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE
                                    NUMBER OF SECURITIES                           FOR FUTURE ISSUANCE
                                     TO BE ISSUED UPON       WEIGHTED-AVERAGE         UNDER EQUITY
                                        EXERCISE OF         EXERCISE PRICE OF      COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS    WARRANTS AND RIGHTS      REFLECTED IN (a))
PLAN CATEGORY                               (a)                    (b)                     (c)
-------------                       --------------------   --------------------   ---------------------
Equity compensation plans approved
  by security holders.............            0                    N/A                 1,000,0000
Equity compensation plans not
  approved by security holders....          N/A                    N/A                        N/A
Total.............................            0                    N/A                  1,000,000

     We completed a registered public offering on January 26, 2004. The SEC declared the registration statement for this offering (Form S-11, file nos. 333-109565 and 333-112219) effective on January 26, 2004. We registered 19,320,000 shares of common stock, including 2,520,000 shares subject to the underwriters' over-allotment option, with an aggregate public offering price of $193.2 million. The offering terminated upon its completion.

     The initial public offering commenced on January 6, 2004 and we sold all of the shares that we registered for aggregate proceeds of $193.2 million through an underwriting syndicate managed by Friedman, Billings, Ramsey & Co., Inc., BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., and Flagstone Securities, LLC. Our expenses for the offering included approximately $13.5 million for underwriting discounts and commissions, $0.7 million for reimbursement of underwriter expenses, $1.9 million for other expenses, for a total of $16.1 million. All of these expenses were paid directly to the recipients and none were paid to any our officers, directors, ten percent or greater stockholders, or affiliates.

     After payment of the foregoing expenses, we received approximately $177.1 million in net proceeds from the offering. As of March 15, 2004, we had used the proceeds as follows:

     - approximately $1.0 million to repay outstanding indebtedness owed to an affiliate of one of our underwriters, Friedman, Billings, Ramsey & Co., Inc.;

     - approximately $1.6 million to repay outstanding indebtedness owed to Genesis Financial Group, Inc., a former affiliate, that was used to finance the acquisition of our Bakersfield property;

     - approximately $2.4 million to repay outstanding indebtedness under a line of credit owed to Citizens First Bancorp, Inc. that was used to finance the acquisition of our Charleston property;

     - approximately $0.1 million to repay outstanding indebtedness owed to Citizens First Savings Bank that was used for general working capital purposes;

     - approximately $5.1 million to complete the Mineral Wells acquisition;

     - approximately $17.3 million in restricted cash to secure a letter of credit in connection with a proposed property acquisition;

     - approximately $1.0 million to fund deposits on proposed property acquisitions; and

     - approximately $0.5 million for general working capital purposes.

The remainder of the net proceeds are temporarily invested in money market investments and will ultimately be used for acquisitions and working capital.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our selected historical operating and financial data. The following selected consolidated financial information as of December 31, 2003, 2002 and 2001 and for the years then ended were derived from our audited financial statements contained elsewhere in this report.

     You should read the information below in conjunction with the other financial information and analysis presented in this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes.

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2003          2002       2001
                                                            -----------   ----------   -------
OPERATING INFORMATION(1):
Revenue:
Rental income.............................................  $ 3,175,916   $    4,885   $    --
Amortization of lease intangible costs....................     (198,607)          --        --
                                                            -----------   ----------   -------
Total net revenue.........................................    2,977,309        4,885
Expenses:
Property operations.......................................      635,502           --        --
Real estate taxes.........................................      238,201           --        --
Depreciation and amortization.............................      683,136        4,220        --
General and administrative................................      440,668        8,836
                                                            -----------   ----------   -------
Total expenses............................................    1,997,507       13,056
                                                            -----------   ----------   -------
Operating income (loss)...................................      979,802       (8,171)       --
Other income..............................................       21,635        3,183     1,340
Interest:
Expense...................................................   (1,374,323)        (822)       --
Amortization of deferred financing fees...................       (9,230)          --        --
                                                            -----------   ----------   -------
Income (loss) before income taxes.........................     (382,116)      (5,810)    1,340
                                                            -----------   ----------   -------
Income tax (expense) benefit..............................           --          725      (725)
                                                            -----------   ----------   -------
Net income (loss).........................................  $  (382,116)  $   (5,085)  $   615
                                                            ===========   ==========   =======
Earnings per share (basic and diluted)....................  $     (0.46)  $    (0.24)  $  0.06
                                                            ===========   ==========   =======

                                                                      DECEMBER 31,
                                                           -----------------------------------
                                                              2003          2002        2001
                                                           -----------   ----------   --------
BALANCE SHEET INFORMATION(1):
Investment in real estate, net...........................  $38,340,461   $4,384,090   $     --
Cash and cash equivalents(2).............................      760,859    2,314,319        956
Total assets.............................................   42,674,586    6,879,595    181,101
Lines of credit..........................................    3,047,655      337,867         --
Mortgage notes payable...................................   27,802,519    3,202,333         --
Mortgage note payable -- affiliate.......................    1,639,219           --         --
Total liabilities........................................   34,896,221    3,917,057     80,486
Total liabilities and stockholders' equity...............   42,674,586    6,879,595    181,101

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                              2003          2002        2001
                                                          ------------   -----------   -------
OTHER INFORMATION:
Cash flow:
  Provided by (used in) operating activity..............  $   (335,989)  $   153,208   $ 5,989
  Used in investing activity............................  $(35,202,876)  $(4,523,548)  $    --
  Provided by (used in) financing activity..............  $ 33,985,405   $ 6,683,703   $(5,033)
Property rentable square footage(1).....................       248,848        70,707        --
EBITDA -- historical(3).................................  $  1,883,180   $      (768)  $ 1,340

---------------

(1) We acquired our first operating property on December 26, 2002.

(2) Includes restricted cash of $268,883 at December 31, 2003.

(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe EBITDA is useful to investors as an indicator of our ability to service debt and pay cash distributions. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (GAAP), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                            2003       2002      2001
                                                         ----------   -------   ------
GAAP RECONCILIATION
Net income (loss)......................................  $ (382,116)  $(5,085)  $  615
Add back (deduct):
Depreciation and amortization(a).......................     881,743     4,220       --
Interest expense(b)....................................   1,383,553       822       --
Income taxes...........................................          --      (725)     725
                                                         ----------   -------   ------
EBITDA.................................................  $1,883,180   $  (768)  $1,340
                                                         ==========   =======   ======

---------------

(a) Includes amortization of lease intangibles of $198,607 for the year ended December 31, 2003, which is included as a reduction of rental revenue.

(b) Includes amortization of deferred financing fees of $9,230 for the year ended December 31, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and our audited financial statements and the related notes thereto.

OVERVIEW

     We invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company focused solely on investing in government-leased properties. We own each of our properties through separate wholly-owned entities.

     Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the GSA, under long-term leases. Our portfolio as of December 31, 2003 consisted of five properties totaling 248,848 square feet. These properties are 100% occupied and have a weighted-average remaining lease term of approximately 13 years based on the square footage of the properties as of December 31, 2003. Our tenants include the Department of Justice, the Drug Enforcement Administration, the Federal Bureau of Investigation and the Social Security Administration.

     Based on the credit worthiness of our governmental tenants, our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. We intend to finance our future acquisitions with a combination of equity, long-term fixed-rate debt and short-term credit lines. We intend to use our credit lines to finance acquisitions and deposits on a short-term basis. We are currently in discussions with a number of lenders to provide us with a line of credit. Our objective is to finance each property with long-term fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease. This strategy minimizes interest rate risk and should result in more consistent and reliable cash flow.

     Leases for governmental tenants vary widely and include net leases, gross leases and "modified" gross leases. Net leases require the tenant to pay all operating expenses, gross leases require the landlord to pay all operating expenses, and modified gross leases require the landlord and the tenant each to pay a portion of the operating expenses. We intend to acquire properties with all three types of leases, as well as variations of these leases, because we believe that gross leases and modified gross leases may provide higher returns for us than net leases. In our experience, GSA leases are generally modified gross leases. We plan to mitigate the higher risk of gross leases and modified gross leases through strict underwriting, due diligence and intensive property management.

CRITICAL ACCOUNTING POLICIES

  REVENUE RECOGNITION

     We recognize rental revenue based upon the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. Our leases are generally only subject to annual inflation increases over the term of the lease for a portion of the rent due. Rental payments received prior to their recognition as revenue are classified as rent received in advance. Our leases generally contain provisions under which the tenants reimburse us for real estate taxes incurred by us over a specified base amount. Such amounts are recognized as tenant reimbursement revenue in the period in which the real estate tax expenses over the specified base amount are incurred.

     We make estimates related to the collectibility of our accounts receivable related to rent, expense reimbursements and other revenue. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, geographic concentrations and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income.

  REAL ESTATE

     We record real estate at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life.

     Depreciation is computed using the straight-line method over the estimated useful life of 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements, tenant origination costs and intangible lease costs.

     We must estimate the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

     When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property's carrying value. Our review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment's use and eventual disposition. Our cash flow estimate considers factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These estimates have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

  PURCHASE PRICE ALLOCATION

     We allocate the purchase price of properties we acquire to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations." In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

     We allocate a portion of the purchase price to above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the lease. In the case of below market leases, we consider the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The capitalized above-market lease values (presented as lease intangibles in consolidated balance sheet) are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases, which currently range from seven to 19 years. The capitalized below-market lease values (presented as deferred income) are amortized as an addition to rental income over the remaining contractual lease period and any renewal periods included in the valuation analysis. We currently have no below-market leases. We also assume that our at market rate tenants would not exercises any early terminations clauses in determining the value allocated to their lease or the amortization of the related lease costs. If a tenant terminates its lease, the unamortized portion of the lease intangibles would be charged to expense.

     We allocate a portion of the purchase to the value of leases acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. We utilize independent appraisals or our estimates to determine the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

     We also consider an allocation of purchase price to in-place leases that have a related customer relationship intangible value. Characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors. We currently have the U.S. government as our major tenant, but have not yet developed a relationship that we would consider to have any current intangible value.

     The value of in-place leases (presented as tenant origination costs in consolidated balance sheet) is amortized to expense over the remaining initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the remaining initial term, including any renewal periods included in the valuation analysis for the respective leases considered in our valuation analysis, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the tenant origination costs and customer relationship intangibles would be charged to expense.

     Amounts allocated to tangible land, building, tenant improvements, equipment and fixtures are based on independent appraisals or our own analysis of comparable properties in the existing portfolio. Depreciation is computed using the straight-line method over the estimated life of 39 years for buildings, five to seven years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements.

RESULTS OF OPERATIONS

     The following table presents a comparison of our operating results for the years ended December 31, 2003, 2002 and 2001. We commenced operations in December 2002 when we acquired our first property. During 2003, we acquired four additional properties. Prior to December 2002, our operations were limited to pursuing property acquisitions.

                                                      YEAR ENDED DECEMBER 31
                                     ---------------------------------------------------------
                                                              INCREASE               INCREASE
                                        2003        2002     (DECREASE)     2001    (DECREASE)
                                     -----------   -------   -----------   ------   ----------
Revenue:
Rental income......................  $ 3,175,916   $ 4,885   $ 3,171,031   $   --    $ 4,885
Amortization of lease intangible
  costs............................     (198,607)       --      (198,607)      --         --
                                     -----------   -------   -----------   ------    -------
Total net revenue..................    2,977,309     4,885     2,972,424       --      4,885
Expenses:
Property Operations................      635,502        --       635,502       --         --
Real estate taxes..................      238,201        --       238,201       --         --
Depreciation and amortization......      683,136     4,220       678,916       --      4,220
General and administrative.........      440,668     8,836       431,832       --      8,836
                                     -----------   -------   -----------   ------    -------
Total expenses.....................    1,997,507    13,056     1,984,451       --     13,056
                                     -----------   -------   -----------   ------    -------
Operating income (loss)............      979,802    (8,171)      987,973       --     (8,171)
Other income.......................       21,635     3,183        18,452    1,340      1,843
Interest expense...................   (1,374,323)     (822)   (1,373,501)      --       (822)
Amortization of deferred financing
  fees.............................       (9,230)       --        (9,230)      --         --
                                     -----------   -------   -----------   ------    -------
Income (loss) from continuing
  operations and before income
  taxes............................     (382,116)   (5,810)     (376,306)   1,340     (7,150)
Income tax benefit.................           --       725          (725)    (725)     1,450
                                     -----------   -------   -----------   ------    -------
Net income (loss)..................  $  (382,116)  $(5,085)  $  (377,031)  $  615    $(5,700)
                                     ===========   =======   ===========   ======    =======

  COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

     Rental Revenue Rental revenue was $2,977,309 for the year ended December 31, 2003 and $4,885 for the year ended December 31, 2002. The increase was due to our acquisition of four additional properties during 2003 and the impact of receiving a full year of rental on the property we acquired in 2002, which we acquired in December 2002.

     Property operations expense Property operations expense was $635,502 for the year ended December 31, 2003. We had no property operations expense in 2002. The increase was due to the expansion of our operations and acquisition of properties.

     Real estate tax expense Real estate tax expense was $238,201 for the year ended December 31, 2003. We had no real estate taxes in 2002. The increase was due to the expansion of our operations and acquisition of properties.

     Depreciation and amortization expense Depreciation and amortization was $683,136 for the year ended December 31, 2003 and $4,220 for the year ended December 31, 2002. The increase was due to the expansion of our operations and acquisition of properties.

     General and administrative expense General and administrative expense was $440,668 for the year ended December 31, 2003 and $8,836 for the year ended December 31, 2002. The increase was due to the expansion of our operations and acquisition of properties.

     Other income Other income, which consists primarily of interest income, was $21,635 for the year ended December 31, 2003 and $3,183 for the year ended December 31, 2002. The increase was primarily due to interest income earned on short-term investments, which were raised in our previous offering.

     Interest expense Interest expense (including amortization of deferred financing fees) was $1,383,553 for the year ended December 31, 2003 and $822 for the year ended December 31, 2002. The increase was due to additional debt incurred by us in 2003 for property acquisition and working capital purposes.

  COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

     Rental Revenue Rental revenue was $4,885 for the year ended December 31, 2002. We had no operations in the year ended December 31, 2001. The increase was due to our commencement of operations with our first property acquisition in December 2002.

     Property operations expense We had no property operations expense in either 2002 or 2001 since we did not acquire our first property until December 2002.

     Real estate tax expense We had no real estate taxes in either 2002 or 2001 since we did not acquire our first property until December 2002.

     Depreciation and amortization expense Depreciation and amortization was $4,220 for the year ended December 31, 2002. We had no operations in the year ended December 31, 2001. The increase was due to our commencement of operations with our first property acquisition in December 2002.

     General and administrative expense General and administrative expense was $8,836 for the year ended December 31, 2002. We had no operations in the year ended December 31, 2001. The increase was due to our commencement of operations with our first property acquisition in December 2002.

     Other income Other income, which consists primarily of interest income, increased $1,843 to $3,183 for the year ended December 31, 2002 from $1,340 for the year ended December 31, 2001. We had no operations in the year ended December 31, 2001. The increase was primarily due to interest income earned on short-term invested proceeds from our previous offering.

     Interest expense Interest expense was $822 for the year ended December 31, 2002. We had no operations in the year ended December 31, 2001. The increase was due to our commencement of operations with our first property acquisition in December 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our short-term liquidity requirements consist primarily of funds to acquire properties and to pay for operating expenses and other expenditures directly associated with our properties, such as:

     - acquisition costs, deposits on properties and purchases of properties;

     - recurring maintenance, repairs and other operating expenses necessary to maintain our properties;

     - property taxes and insurance expenses;

     - interest expense and scheduled principal payments on outstanding indebtedness;

     - capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions;

     - general and administrative expenses; and

     - future distributions paid to our stockholders.

     Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations and borrowings.

     The table below sets forth the debt that we fully repaid from the proceeds of our January 2004 public offering:

                                                                      BALANCE AS OF   BALANCE AS OF
                                                                      DECEMBER 31,      MARCH 1,
LENDER                                        USE OF FUNDS                2003            2004
------                                        ------------            -------------   -------------
                                                                              (IN MILLIONS)
Citizens First Bancorp, Inc.......  Purchase Charleston, WV property      $2.3            $  --
Friedman Billings Ramsey..........  Deposits on acquisitions and           0.7               --
                                    working capital
Genesis Financial Group, Inc......  Purchase Bakersfield, CA               1.6               --
                                    property
Citizens First Savings Bank.......  Working capital                        0.1               --

     We owed approximately $2.3 million to Citizens First Bancorp, Inc. under a $5 million line of credit. We incurred the debt in April 2003 and it accrued interest on an annual basis at prime plus 50 basis points (4.50% at December 31, 2003).

     An affiliate of one of our underwriters, Friedman, Billings and Ramsey, provided us with a $1 million line of credit, of which we borrowed approximately $0.7 million during 2003 and an additional $0.3 million in January 2004. The total principal on the debt was $1.0 million at the time it was paid. The debt accrued interest on an annual basis at a rate of 20%.

     We financed the acquisition of our Bakersfield property in part through an approximately $1.6 million loan from Genesis Financial Group, Inc. We incurred this debt in January 2003 and it accrued interest on an annual basis at a rate of LIBOR plus 250 basis points (3.64% at December 31, 2003).

     We owed approximately $0.1 million under a $0.2 million line of credit with Citizens First Savings Bank. We incurred the debt in June 2003 and it accrued interest at prime (4.00% at December 31, 2003).

     Our current long-term debt obligations are set forth below:

                                                                                 BALANCE AS OF
LENDER                                                USE OF FUNDS             DECEMBER 31, 2003
------                                                ------------             -----------------
                                                                                 (IN MILLIONS)
LaSalle Bank/GEMSA........................  Purchase Charleston, WV property         $13.9
LaSalle Bank/GEMSA........................  Purchase Clarksburg, WV property           8.3
Bank of America...........................  Purchase Kingsport, TN property            2.4
Nomura Credit/Wachovia Securities.........  Purchase Harahan, LA property              3.2
                                                                                     -----
Total.....................................                                           $27.8
                                                                                     =====

     We financed the acquisition of our Charleston property in April 2003 through a $14 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013.

     We financed the acquisition of our Clarksburg property in April 2003 through an approximately $8.3 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013

     We financed the acquisition of our Kingsport property in April 2003 through the assumption of the seller's first mortgage loan in the amount of $2.3 million from Bank of America, which matures on April 1,

2010, and an unsecured loan issued by the seller in the amount of $0.2 million, which represents amounts due to the seller for the seller's escrow funds that remain on deposit with the first mortgage loan holder. The unpaid principal balance of the first mortgage loan bears interest at a rate of 8.23% per annum, with monthly payments being amortized on a 25-year schedule and has a balloon payment due April 1, 2010. The unpaid principal balance of the seller loan bears interest at a rate of 8.00% per annum, requires no monthly payments and has a balloon payment of principal due April 1, 2010. If the payment is made within five days of April 1, 2010, no interest is due.

     We financed the acquisition of our Harahan property in December 2002 through a $3.2 million loan from Nomura Credit, which matures on January 11, 2013. The unpaid principal balance of the note bears interest at a rate of 5.70% per annum. Monthly payments are amortized on a 27-year schedule, with a balloon payment due January 11, 2013.

     The mortgages on our properties and our existing lines of credit contain customary restrictive covenants, including provisions that may limit the borrowing subsidiary's ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, purchase or acquire additional property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party.

     Our long-term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity contributions from investors, and long-term property mortgage indebtedness. We intend to establish fully-funded reserves, based on independent third-party reports, for future capital expenditures.

     As of January 1, 2004, the aggregate purchase price of our proposed acquisitions (including closing costs) was expected to be approximately $128.9 million. We intend to finance these acquisitions, if completed, with our cash on hand, the issuance of debt and the assumption of debt.

     The U.S. government has an option to cause a building to be built adjacent to a property we currently have under contract. If the U.S. government exercises its option by March 1, 2005, then we must purchase the building. If built, this building would contain approximately 49,700 square feet and have a purchase price of approximately $10.5 million. In addition, a second property that we have under contract contains approximately 15,000 of vacant space that may be leased in the future. If this vacant space is leased prior to building completion, we must pay additional purchase price of $2.4 million.

     In connection with our acquisition of the latter property, we plan to assume an existing mortgage on the property. The mortgage has an aggregate principal amount of $16.5 million, which bears interest at a fixed rate of 6.75% per annum and matures in 2011.

     We have received a commitment for a $50 million revolving credit facility, which will be led by First National Bank of Omaha. Outstanding amounts under this facility will accrue interest at the floating prime rate, as published by the Wall Street Journal, which will not be lower than 4%. We will pay a commitment fee equal to 0.50% of the total commitment and an advance fee of 0.50% of each advance. All amounts provided pursuant to this facility will be due within 364 days of our execution of a definitive loan agreement. The facility will contain customary restrictive covenants, including limitations on our ability to purchase properties under development and through unconsolidated affiliates. We will also be required to maintain a minimum tangible net worth of not less than $90 million, a total liabilities to tangible net worth ratio of no less than 4.0 to 1, and a minimum debt service coverage ratio of 1.2 to 1. We will not be allowed to make distributions that exceed 100% of funds from operations for the most recent four quarters, unless required to maintain REIT status. The proceeds of this facility will be used for short-term acquisition financing for the purchase of federal government-leased properties that have a minimum remaining lease term of 10 years. This facility may also be used to provide deposits for purchase contracts or good faith deposits. We cannot assure you that we will be able to reach agreement on a definitive loan agreement or the terms of a definitive loan agreement.

     Since we recently became self-managed, we will have increased cash expenditures for general and administrative expenses, including salaries, directors' and officers' insurance, rent, professional fees and other corporate level activity. We estimate that our annualized general and administrative cash expenses for our first full year of operations to be in the range of $2.7 million to $3.1 million. We assume that we will build up these costs over the first full year of operations. We anticipate that our staffing levels will increase from our current level during the next twelve months. We have entered into an agreement to rent space and purchase computer systems from a third party to facilitate our own processing of operating activity. We also will incur additional professional fees to meet year-end and quarterly public reporting requirements. The timing and level of these costs incurred and the payment of these costs with cash flow from our operations, primarily salaries, directors' and officers' insurance, and professional fees, is dependent upon the execution of our business plan, the number of properties we ultimately acquire and our ability to attract qualified individuals to fill these new positions.

     We believe that our existing cash will be sufficient to fund our operations for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations as of December 31, 2003:

                                              CONTRACTUAL OBLIGATIONS
                         ------------------------------------------------------------------
                         LESS THAN
                           1 YEAR     2-3 YEARS    4-5 YEARS    AFTER 5 YEARS      TOTAL
                         ----------   ---------   -----------   -------------   -----------
Line of
  credit -- variable
  rate.................  $3,047,655   $     --    $        --    $        --    $ 3,047,655
Mortgage notes
  payable -- fixed
  rate.................     365,115    808,660        908,788     25,719,956     27,802,519
Mortgage note
  payable -- affiliate
  variable rate........   1,639,219         --             --             --      1,639,219
                         ----------   --------    -----------    -----------    -----------
                         $5,051,989   $808,660    $   908,788    $25,719,956    $32,489,393
                         ==========   ========    ===========    ===========    ===========

     We intend to refinance our mortgage notes payable as they become due or repay them if the related property is being sold. The line of credit and the mortgage note payable were fully repaid from the proceeds of our January 2004 public offering. See note 5 in the Financial Statements for more information about the mortgages.

CASH DISTRIBUTION POLICY

     We have elected to be taxed as a REIT under the federal tax laws commencing as of our taxable year beginning January 1, 2003. To qualify as a REIT, we must, among other things, distribute at least 90% of our ordinary taxable income to our stockholders. We intend to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal income taxes on taxable income we distribute (in accordance with the federal tax laws and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the federal tax laws and applicable regulations thereunder.

     We intend to pay to our stockholders, within the time periods prescribed by the federal tax laws (in our case by January 31 of the following year), all or substantially all of our annual taxable income, including gains from the sale of real estate and recognized gains on sale of securities. We will continue our policy of making sufficient cash distributions to stockholders in order for us maintain REIT status under the federal tax laws and to avoid corporate income and excise tax on undistributed income.

INFLATION

     Our GSA leases generally contain provisions designed to mitigate the adverse impact of inflation. These provisions increase rental rates during the terms of the leases by indexed escalations based on the Consumer Price Index. In addition, our GSA leases generally require the tenant to pay a share of increases in operating expenses and all increases in real estate taxes. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. However, increases in property operating costs above the escalation amount would harm our cash flow and may harm our ability to pay dividends.

FUNDS FROM OPERATIONS

     REIT analysts generally consider funds from operations or FFO an alternative measure of performance for an equity REIT. The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations as net income, computed in accordance with accounting principles generally accepted in the United States ("GAAP"), excluding gains or losses from sales of properties, but including real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which may be of limited relevance in evaluating current performance, FFO can facilitate comparison of operating performance between periods and between other equity REITs. Investors should review FFO along with GAAP Net Income Available for Common Shares and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT's operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

     The following table presents a reconciliation of GAAP to our funds from operations for the periods presented:

                                                                YEAR ENDED        YEAR ENDED
                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2003              2002
                                                              ---------------   ---------------
Net loss(a).................................................     $(382,116)         $(5,810)
Adjustments to reconcile to Funds from Operations:
  Real estate depreciation and amortization(b)..............       676,446            4,220
                                                                 ---------          -------
Funds from Operations.......................................     $ 294,330          $(1,590)
                                                                 =========          =======
Funds from Operations per common share(c)...................     $    0.35          $ (0.08)
                                                                 =========          =======

---------------

(a) This amount for the year ended December 31, 2002 represents loss from continuing operations and before income taxes.

(b) Excludes depreciation of non-real estate assets of $6,690 and amortization of lease intangible costs of $198,607 for the year ended December 31, 2003.

(c) Funds from Operations per share is based upon our weighted average common shares outstanding for each period presented as follows: 836,133 for the year ended December 31, 2003 and 21,182 for the year ended December 31, 2002.

RISK FACTORS

  RISKS RELATED TO OUR BUSINESS AND PROPERTIES

  We commenced operations in December 2002. Our management only recently joined us and does not have any experience operating a REIT or a public company.

     We commenced operations in December 2002. We are, therefore, subject to the risks associated with the operation of any new business. Further, our president and chief executive officer joined us in June 2003, our chief financial officer joined us in September 2003, our director of asset acquisition joined us in December 2003, our director of asset management joined us in December 2003, and the remainder of our management will join us in 2004. Our management does not have any experience operating a REIT or a publicly-owned company. Consequently, you will be unable to fully evaluate our management's public company operational abilities. Given our recent organization and management experience, you should be especially cautious in drawing conclusions about our ability to execute our business plan.

  We expect to experience rapid growth in the number of properties acquired and under our management.

     We expect to experience a period of rapid growth this year. Since December 2002, we have acquired five properties, containing 248,848 square feet for an aggregate purchase price of approximately $39.1 million. As of January 1, 2004, we intend to acquire eight GSA-leased properties containing approximately 487,000 square feet, for an aggregate purchase price of $128.9 million. Due to the anticipated rapid growth of our portfolio, we cannot assure you that we will be able to expand our management and staff with qualified and experienced personnel and implement administrative, accounting and operational systems sufficient to integrate these properties into our portfolio and manage any future acquisitions of additional properties without disruptions or unanticipated costs. Any failure to successfully integrate any future acquisitions into our portfolio could seriously harm our results of operations and financial condition and our ability to pay dividends.

  The closings of our property acquisitions are subject to conditions that may prevent us from acquiring such properties.

     As of January 1, 2004, we intend to acquire eight GSA-leased properties containing approximately 487,000 square feet for an aggregate purchase price of $128.9 million. Our ability to complete these acquisitions depends upon many factors, such as, in certain circumstances, the negotiation of definitive purchase agreements and, in general, the satisfaction of due diligence, completion of construction, and satisfaction of customary closing conditions. Any inability to complete these acquisitions within our anticipated time frames may harm our financial results and our ability to pay dividends.

  Our use of debt financing could decrease our cash flow and expose us to risk of default under our debt documents.

     Our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. As of December 31, 2003, we had approximately $32.5 million of outstanding indebtedness.

     Since we anticipate that our cash from operations will be insufficient to repay all of our indebtedness prior to maturity, we expect that we will have to repay debt through refinancings, sale of properties or sale of additional equity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on unfavorable terms, which might result in losses to us and which might adversely affect our cash available for distribution to our stockholders. If prevailing interest rates or other factors at the time of a refinancing result in higher interest rates on such refinancing, our interest expense would increase, which could seriously harm our operating results and financial condition and our ability to pay dividends.

     Our debt and any increase in our debt may be detrimental to our business and financial results by:

     - requiring us to use a substantial portion of our cash flow from operations to pay interest, which reduces the amount available for the operation of our properties or the payment of dividends;

     - violating restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations and foreclose on our properties;

     - placing us at a competitive disadvantage compared to our competitors that have less debt;

     - making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

     - requiring us to sell one or more properties, possibly on unfavorable terms; and

     - limiting our ability to borrow funds for operations or to finance acquisitions in the future or to refinance our indebtedness at maturity on terms as or more favorable than the terms of our original indebtedness.

  Because our principal tenant is the U.S. government, our properties may have a higher risk of terrorist attack than similar properties that are leased to non-governmental tenants.

     Because our principal tenant is the U.S. government, our properties may have a higher risk of terrorist attack than similar properties that are leased to non-governmental tenants. Terrorist attacks may negatively affect our operations and an investment in our common stock. We cannot assure you that there will not be further terrorist attacks against the United States or the United States government. Some of our properties could be considered "high profile" government buildings, which may make these properties more likely to be viewed as terrorist targets. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all.

  We depend on the U.S. government for a significant portion of our revenues. Any failure by the U.S. government to perform its obligations or renew its leases upon expiration may harm our cash flow and ability to pay dividends.

     Rent from the U.S. government represented approximately 89% of our revenues for the year ended December 31, 2003. In addition, the U.S. government leased approximately 72% of our total leased square feet as of December 31, 2003. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Our leases with the U.S. government provide that the U.S. government may assign the lease and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which we may not unreasonably withhold. If this were to occur, it is unlikely that a successor tenant would have the same credit strength as the U.S. government.

  An increase in the operating costs of our government-leased properties would harm our cash flow and ability to pay dividends.

     Our objective is to acquire government-leased properties in which the tenant is wholly responsible for any increases in operating costs that apply to the property. However, this type of triple-net lease is not typical of the leases entered into through the GSA. Under present practice, GSA leases cover increases in real estate taxes above a base amount. GSA leases also increase that portion of the rent applicable to other operating expenses by an agreed upon percentage based upon the Consumer Price Index. To the extent operating costs other than real estate taxes increase at a rate greater than the specified percentage, our cash flow would be harmed and our ability to pay dividends may be harmed.

  If we are unable to lease properties that are partially or completely vacant, we may be required to recognize an impairment loss with respect to the carrying values of these properties, which may seriously harm our operating results and financial condition.

     We intend to acquire properties that are fully leased to government entities. However, any of our properties may become partially or completely vacant in the future. If we are unable to lease these properties and generate sufficient cash flow to recover the carrying value of these properties, we may be required to recognize an impairment loss, which could seriously harm our operating results and financial condition.

  Restrictive covenants in our loan documents may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

     The mortgages on our properties contain customary restrictive covenants, including provisions that may limit the borrowing subsidiary's ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, purchase or acquire additional property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, our future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations. If we breach covenants or obligations in our debt agreements, the lender can generally declare a default and require us to repay the debt immediately and, if the debt is secured, can foreclose on the property securing the loan. In order to meet our debt service obligations, we may have to sell properties either potentially at a loss or at times that prohibit us from achieving attractive returns. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure.

  Increasing competition for the acquisition of government-leased properties may impede our ability to make future acquisitions or may increase the cost of these acquisitions, which could harm our operating results and financial condition.

     We compete with many other entities for the acquisition of government-leased properties. Our competitors include financial institutions, institutional pension funds, other REITs, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or increase the price we must pay for our real estate investments. Our competitors may have greater resources than we do, and may be willing to pay more for similar property. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for government-leased properties may increase, resulting in increased demand and increased prices paid for these properties. If we are forced to pay higher prices for properties, our profitability may decrease, and our stockholders may experience a lower return on their investment. Increased competition for properties may also preclude us from acquiring those that would generate attractive returns to us.

  Our acquisitions of government-leased properties may result in disruptions to our business as a result of the burden placed on management.

     Our growth strategy involves the acquisition of government-leased properties. These acquisitions may cause disruptions in our operations and divert management's attention away from our day-to-day operations, which could impair our relationships with our current tenants and employees. In addition, if we were to acquire properties indirectly by acquiring another entity, we may be unable to integrate effectively the operations and personnel of the acquired business or to train, retain and motivate any key personnel from the acquired business. Any inability of our management to implement effectively our acquisitions may cause disruptions to our business and may harm our operating results and financial condition, as well as our ability to pay dividends.

  We have limited time to perform due diligence on many of our acquired properties, which could subject us to significant unexpected liabilities and under-performance of the acquired properties.

     When we enter into an agreement to acquire a property, we often have limited time to complete our due diligence prior to acquiring the property. Because our internal resources are limited, we may rely on third parties to conduct a portion of our due diligence. For example, we have in the past engaged environmental consultants, appraisers, professional engineers and lawyers to help perform due diligence. To the extent we or these third parties underestimate or fail to identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities or the property may fail to perform in accordance with our projections. If we do not accurately assess during the due diligence phase the value of, and liabilities associated with, properties prior to their acquisition, we may pay a purchase price that exceeds the current fair value of the assets. As a result, material goodwill and other intangible assets would be required to be recorded, which could result in significant charges in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, could seriously harm our financial and operating results, as well as our ability to pay dividends.

  Our cash flow is not assured. If our cash flow is reduced, we may not be able to pay dividends.

     We intend to distribute to our stockholders all or substantially all of our taxable REIT income each year in order to comply with the distribution requirements of the federal tax laws and to avoid federal income tax and the nondeductible excise tax. We have not established a minimum dividend payment level. Our ability to pay dividends may be adversely affected by the risks described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors that our board of directors may deem relevant from time to time. We cannot assure you that we will be able to pay dividends in the future.

     Our ability to pay dividends is based on many factors, including:

     - our ability to make additional acquisitions;

     - our success in negotiating favorable lease terms;

     - our tenants' ability to perform under their leases; and

     - efficient management of our properties.

     We also cannot assure you that the level of our dividends will increase over time or the receipt of rental revenue in connection with future acquisitions of properties will increase our cash available for distribution to stockholders. In the event of defaults or lease terminations by our tenants, rental payments could decrease or cease, which would result in a reduction in cash available for distribution to our stockholders. If our cash available for distributions generated by our assets is less than our expected dividend distributions, or if such cash available for distribution decreases in future periods from expected levels, our ability to make the expected distributions would be adversely affected. Any such failure to make expected distributions may result in a decrease in the market price of our stock.

  Our board of directors may alter our investment policies at any time without stockholder approval.

     Our board of directors may alter our investment policies at any time without stockholder approval. Changes to these policies may adversely affect our financial performance.

  We have incurred historical losses and may incur future losses.

     We have had historical accounting losses of $0.4 million and $5,085 for the years ended December 31, 2003 and 2002, respectively, and had an accumulated deficit of $0.9 million as of December 31, 2003. We cannot assure you that we will not have similar losses in the future.

  RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

  We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

     Our future success depends, to a significant extent, upon the continued services of Thomas D. Peschio, our president and chief executive officer, and of the other members of our management team. In particular, the relationships that Mr. Peschio and the other members of our management team have developed with existing and prospective developers of government-leased properties is critically important to the success of our business. Although we have an employment agreement with Mr. Peschio and other key executives, we cannot assure you that Mr. Peschio or the other executives will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of Mr. Peschio or other senior managers would harm our business and our prospects.

  Our board of directors may authorize the issuance of additional shares that may cause dilution.

     In connection with future equity offerings, the board of directors may authorize the issuance of additional shares of common stock. The issuance of additional shares could substantially dilute our existing stockholders.

  Our board of directors may authorize the issuance of shares with differing dividend rights that could harm our stockholders' right to receive dividends.

     Our board of directors has the power to issue preferred stock or other securities that have distribution rights senior to that of the common stock. Any superior dividend rights could prevent us from paying dividends to the holders of our common stock.

  Our rights and the rights of our stockholders to take action against directors and officers are limited.

     Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our governing documents obligate us to indemnify our directors and officers for actions taken by them in those capacities to the extent permitted by Maryland law. Generally, Maryland law permits indemnification except in instances where the person seeking indemnification acted in bad faith or with active and deliberate dishonesty, or in instances where the person actually received an improper personal benefit in money, property or services or, in the case of a criminal proceeding, the person had reasonable cause to believe that his or her actions were unlawful. Additionally, we may be obligated to fund the defense costs incurred by our directors and officers. In addition, our governing documents limit the liability of our directors and officers for money damages, except for liability resulting from:

     - actual receipt of an improper benefit or profit in money, property or services; or

     - a final judgment based upon a finding of active and deliberate dishonesty by the director, trustee or officer that was material to the cause of action adjudicated.

     As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist.

  Our ownership limitations may restrict business combination opportunities.

     To qualify as a REIT under the federal tax laws, no more than 50% of our outstanding shares may be owned, directly or indirectly by five or fewer individuals (as defined in the federal tax laws to include certain entities) during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT status, our charter generally prohibits direct or indirect ownership by any person of more than 9.8% of the number or value of outstanding shares of any class of our securities, including our common stock. Generally, common stock owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of our common stock that would disqualify our REIT status will be null and void, and the intended transferee will acquire no rights in such stock. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common stock might receive a premium for their common stock over the then current market price or which such holders might believe to be otherwise in their best interest. Further, shares that are transferred in excess of the 9.8% ownership limit will be designated as "excess shares" subject to redemption. The ownership limitation provisions also may make our common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of the number or value of outstanding shares of any class of our securities.

  Provisions of our charter documents could deter a takeover, which could inhibit our stockholders' ability to receive an acquisition premium for their shares.

     Provisions of our charter and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

  Maryland law may discourage a third party from acquiring us, which could inhibit your ability to receive an acquisition premium for your shares.

     Maryland law provides broad discretion to our board of directors with respect to its duties in considering a change in control of our company, including that our board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by our board.

     Maryland law restricts mergers and other business combinations between our company and an interested stockholder. An "interested stockholder" is defined as any person who is the beneficial owner of 10% or more of the voting power of our common stock and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. A person is not an interested stockholder if, prior to the most recent time at which the person would otherwise have become an interested stockholder, our board of directors approved the transaction which otherwise would have resulted in the person becoming an interested stockholder. For a period of five years after the most recent acquisition of shares by an interested stockholder, we may not engage in any merger or other business combination with that interested stockholder or any affiliate of that interested stockholder. After the five year period, any merger or other business combination must be approved by our board of directors and by at least 80% of all the votes entitled to be cast by holders of outstanding voting stock and two-thirds of all the votes entitled to be cast by holders of outstanding voting stock other than the interested stockholder or any affiliate or associate of the interested stockholder unless, among other things, the stockholders (other than the interested stockholder) receive a minimum price for their common stock and the consideration received by those stockholders is in cash or in the same form as previously paid by the interested stockholder for its common stock. These provisions of the business combination statute do not apply to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. However, the business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer.

  Our chief executive officer and chief financial officer have employment agreements that provide them with benefits in the event their employment is terminated, which could prevent or deter a potential acquirer from pursuing a change of control of our company.

     We have entered into employment agreements with Thomas D. Peschio, our president and chief executive officer, and Nancy D. Olson, our treasurer and chief financial officer, which provide them with severance benefits if their employment ends due to a termination by us without cause. In the case of such termination, we would have to pay severance and the vesting of their restricted stock will accelerate. Mr. Peshio also has the right to terminate his employment agreement upon a change of control of our company. These agreements could prevent or deter a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

  RISKS RELATED TO THE REAL ESTATE INDUSTRY

  Mortgage debt obligations expose us to increased risk of property losses, which could harm our financial condition, cash flow and ability to satisfy our other debt obligations and pay dividends.

     Our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. Incurring mortgage debt increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. The outstanding balance of the debt secured by the mortgage could exceed our tax basis in the property. If this occurs, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash to pay our taxes, which may result in a decrease in cash available for distribution to our stockholders.

     In addition, our default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay dividends may be harmed.

  Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

     Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

     - adverse changes in national and local economic and market conditions;

     - changes in interest rates and in the availability, cost and terms of debt financing;

     - changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance with laws and regulations, fiscal policies and ordinances;

     - the ongoing need for capital improvements, particularly in older structures;

     - changes in operating expenses; and

     - civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

     We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could harm our operating results and financial condition, as well as our ability to pay dividends to stockholders.

  Compliance with environmental laws could materially increase our operating expenses.

     Our properties may be subject to environmental liabilities. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

     - our knowledge of the contamination;

     - the timing of the contamination;

     - the cause of the contamination; or

     - the party responsible for the contamination of the property.

     There may be environmental problems associated with our properties of which we are unaware. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products that could create a potential for release of hazardous substances. If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership interest.

     The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. In addition, although we may require in our leases that tenants operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of environmental liabilities attached to our properties could harm our results of operations and financial condition and our ability to pay dividends to stockholders.

  Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

     When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage for health concerns arise.

  Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unexpected expenditures that adversely impact our ability to pay dividends.

     Some or all of our properties may be required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. We will attempt to shift the cost of compliance with the ADA to our tenants whenever possible. However, if we are unable to negotiate lease terms to this effect, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could harm our ability to pay dividends to our stockholders.

  An uninsured loss or a loss that exceeds the insurance policy limits on our properties could subject us to lost capital or revenue on those properties.

     Some of our properties may be covered by flood and earthquake insurance policies obtained by and paid for by the tenants as part of their risk management programs. Additionally, we have obtained blanket liability, flood and property damage insurance policies to protect us and our properties against loss should the indemnities and insurance policies provided by the tenants fail to restore the properties to their condition prior to a loss. All of these policies may involve substantial deductibles and certain exclusions. In certain areas, we may have to obtain earthquake insurance on specific properties as required by our lenders or by law. We have also obtained terrorism insurance on all of our GSA-leased properties, but this insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could harm our operations results and financial condition, as well as our ability to pay dividends to stockholders at historical levels or at all.

  TAX RISKS OF OUR BUSINESS AND STRUCTURE

  An investment in our common stock has various tax risks that could affect the value of our stockholders' investment, including the treatment of distributions in excess of earnings, the timing of dividend payments, and the inability to apply "passive losses" against distributions.

     The effects of federal, state and local income tax law on an investment in our common stock are complex, including the treatment of distributions in excess of current and accumulated earnings and profits, to the extent that they exceed the adjusted basis of an investor's common stock, as long-term capital gain (or short-term capital gain if the shares have been held for less than one year), the treatment of any dividend declared by us in October, November or December of any year payable to a stockholder of record on a specific date in any such month as being paid by us and received by the stockholder on December 31 of such year, the treatment of any gain or loss realized upon a taxable disposition of shares by a stockholder who is not a dealer in securities as a long-term capital gain or loss if the shares have been held for more than one year, otherwise as short-term capital gain or loss, the treatment of distributions that we properly designate as capital gain dividends as taxable to stockholders as gains (to the extent that they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year, and the failure to treat distributions we make and gain arising from the sale or exchange by a stockholder of shares of our stock as passive income, meaning stockholders generally will not be able to apply any "passive losses" against such income or gain.

  Future distributions may include a significant portion as a return of capital. While we have not borrowed for the specific purpose of paying distributions in the past, our prior borrowings allowed us to pay distributions from our cash from operations.

     Our distributions may exceed the amount of our income as a REIT. If so, the excess distributions will be treated as a return of capital to the extent of the stockholder's basis in our stock and the stockholder's basis in our stock will be reduced by such amount. To the extent distributions exceed a stockholder's basis in our stock, the stockholder will recognize capital gain, assuming the stock is held as a capital asset. All of our prior distributions consisted of a return of capital.

  Distribution requirements imposed by law limit our flexibility in executing our business plan.

     As a REIT, we generally are required to distribute to our stockholders at least 90% of our taxable REIT income each year in order to maintain our status as a REIT for federal income tax purposes. Taxable REIT income is determined without regard to the deduction for dividends paid and by excluding net capital gains. We are also required to pay tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, we are required to pay 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years.

     We intend to distribute to our stockholders all or substantially all of our taxable REIT income each year in order to comply with the distribution requirements of the federal tax laws and to avoid federal income tax and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable REIT income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

  We may incur additional indebtedness in order to meet our distribution requirements. While we have not borrowed for the specific purpose of paying distributions, our prior borrowings allowed us to pay distributions from our cash from operations.

     As a REIT, we are required to distribute at least 90% of our taxable REIT income, which limits the amount of cash we will have available for other business purposes, including amounts to fund our growth. It is possible that the differences between the time we actually receive revenue or pay expenses and the period we report those items for distribution purposes, and potentially insufficient cash, could result in our having to borrow funds on a short-term basis to meet the 90% distribution requirement. While we have not borrowed for the specific purpose of paying distributions, our prior borrowings allowed us to pay distributions from our operations. These borrowings may decrease cash available for distribution.

  Our disposal of properties may have negative implications, including unfavorable tax consequences.

     If we make a sale of a property directly, and it is deemed to be a sale of dealer property or inventory, the sale may be deemed to be a "prohibited transaction" under the provisions of the federal tax laws applicable to REITs, in which case our gain from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we will attempt to structure a sale through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the IRS would not assert successfully that sales of properties that we make directly, rather than through a taxable REIT subsidiary, were sales of dealer property or inventory, in which case the 100% penalty tax would apply.

  If we fail to remain qualified as a REIT, our dividends will not be deductible by us, and our income will be subject to taxation.

     If we fail to remain qualified as a REIT, our dividends will not be deductible by us and we will be subject to a corporate level tax on our taxable income. This would substantially reduce our cash available to pay dividends and the yield on your investment. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. If our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

  We may be subject to federal and state income taxes that would harm our financial condition.

     Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a sale of dealer property or inventory, that income will be subject to a 100% penalty tax. In addition, we may not be able to pay sufficient distributions to avoid corporate income tax and the 4% excise tax on undistributed income. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at a level of the other entities through which we indirectly own our properties that would aversely affect our operating results. We cannot assure you that we will be able to maintain REIT status, or that it will be in our best interests to continue to do so.

  We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

     The federal tax laws governing REITs and the administrative interpretations of those laws may be amended at any time. Any of those new laws or interpretations may take effect retroactively. On May 28, 2003, President Bush signed into law a tax bill that reduces the tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% until 2008. This reduced tax rate generally does not apply to ordinary REIT dividends, which will continue to be taxed at the higher tax rates applicable to ordinary income. This legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than they had been, and could harm the market price of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

  MARKET RISK RELATED TO FIXED-RATE DEBT

     As of December 31, 2003, our debt included fixed-rate mortgage notes with a carrying value of $27.8 million. Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual December 31, 2003 levels, with all other variables held constant.

     A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $1.8 million at December 31, 2003. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $1.9 million at December 31, 2003. As of December 31, 2003, a 100 basis point increase or decrease in variable interest rates on our bridge notes would have increased or decreased our interest expense by approximately $30,000 annually.

INTEREST RATE SENSITIVITY

     The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our lines of credit, mortgage notes payable and mortgage note payable -- affiliate cash flows by expected maturity date and weighted average interest rate.

                           INTEREST RATE SENSITIVITY

                            2004        2005       2006       2007       2008     THEREAFTER       TOTAL
                         ----------   --------   --------   --------   --------   -----------   -----------
LINES OF CREDIT:
Variable rate amount...  $2,397,655   $     --   $     --   $     --   $     --   $        --   $ 2,397,655
Weighted-average
  interest rate........        4.48%        --         --         --         --            --
Fixed rate amount......  $  650,000   $     --   $     --   $     --   $     --   $        --   $   650,000
Weighted-average
  interest rate........       20.00%        --         --         --         --            --
MORTGAGE NOTES PAYABLE:
Fixed rate amount......  $  365,115   $392,103   $416,557   $442,562   $466,226   $25,719,956   $27,802,519
Weighted-average
  interest rate........        5.98%      5.99%      6.00%      6.00%      6.01%         5.94%
MORTGAGE NOTE
  PAYABLE -- AFFILIATE:
Variable rate amount...  $1,639,219   $     --   $     --   $     --   $     --   $        --   $ 1,639,219
                                                                                                -----------
Weighted-average
  interest rate........        3.60%        --         --         --         --            --
                                                                                                $32,489,393
                                                                                                ===========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Financial Statements" on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our management continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or in other factors during our last fiscal year that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or taken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from our definitive proxy statement for the 2004 annual meeting of stockholders to be held on June 2, 2004.

     Our Code of Ethical Business Conduct is located on our website at www.gptrust.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from our definitive proxy statement for the 2004 annual meeting of stockholders to be held on June 2, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from our definitive proxy statement for the 2004 annual meeting of stockholders to be held on June 2, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from our definitive proxy statement for the 2004 annual meeting of stockholders to be held on June 2, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated by reference from our definitive proxy statement for the 2004 annual meeting of stockholders to be held on June 2, 2004.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     See "Index to Financial Statements" on page F-1 of this Form 10-K.

     (a)(2) Financial Statement Schedules

     Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2003

     All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

EXHIBIT                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
  3.1     Charter (incorporated by reference to exhibit 3.1 to our
          registration statement on Form S-11 (file no. 333-109565))
  3.2     Bylaws (incorporated by reference to exhibit 3.2 to our
          registration statement on Form S-11 (file no. 333-109565))
  4.1     Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to our registration statement on Form S-11
          (file no. 333-109565))
 10.1     2003 Equity Incentive Plan (incorporated by reference to
          exhibit 10.1 to our registration statement on Form S-11
          (file no. 333-109565))
 10.2     Form of Indemnification Agreement (incorporated by reference to exhibit 10.2 to our registration statement on Form S-11
          (file no. 333-109565))
 10.3     Chief Executive Officer Employment Agreement (incorporated by reference to exhibit 10.3 to our registration statement on Form S-11 (file no. 333-109565))
 10.4     Amended and Restated Omnibus Services Agreement, dated June
          2, 2003, with Genesis Financial Group, Inc. (incorporated by reference to exhibit 10.4 to our registration statement on
          Form S-11 (file no. 333-109565))
 10.5     Property Acquisition Services Agreement, dated December 31,
          2003, with Genesis Financial Group, Inc. (incorporated by
          reference to exhibit 10.5 to our registration statement on
          Form S-11 (file no. 333-109565))
 10.6     Commitment letter with respect to $50 million revolving
          credit facility (incorporated by reference to exhibit 10.6 to our registration statement on Form S-11 (file no.
          333-109565))
 10.7     Letter of Intent -- College Park, Maryland property
          (incorporated by reference to exhibit 10.7 to our
          registration statement on Form S-11 (file no. 333-109565))
 10.8     Purchase and Sale Agreement -- Parkersburg, West Virginia
          property (incorporated by reference to exhibit 10.8 to our registration statement on Form S-11 (file no. 333-109565))
 10.9     Letter of Intent -- Baton Rouge, Louisiana property
          (incorporated by reference to exhibit 10.9 to our
          registration statement on Form S-11 (file no. 333-109565))
 10.10    Letter of Intent -- Pittsburgh, Pennsylvania property
          (incorporated by reference to exhibit 10.10 to our
          registration statement on Form S-11 (file no. 333-109565))
 10.11    Purchase and Sale Agreement -- Mineral Wells, West Virginia
          property (incorporated by reference to exhibit 10.11 to our registration statement on Form S-11 (file no. 333-109565))
 10.12    Purchase and Sale Agreement -- Harlingen, Texas INS
          properties (incorporated by reference to exhibit 10.12 to
          our registration statement on Form S-11 (file no.
          333-109565))
 10.13    Purchase and Sale Agreement -- Harlingen, Texas USBP
          property (incorporated by reference to exhibit 10.13 to our registration statement on Form S-11 (file no. 333-109565))
 10.14    Mortgage Banking Services Agreement (incorporated by
          reference to exhibit 10.14 to our registration statement on
          Form S-11 (file no. 333-109565))
 16.1     Letter regarding change in certifying accountant
          (incorporated by reference to exhibit 16.1 to our
          registration statement on Form S-11 (file no. 333-109565))
 16.2     Letter regarding change in certifying accountant
          (incorporated by reference to exhibit 16.2 to our
          registration statement on Form S-11 (file no. 333-109565))
 23.1     Consent of Ernst & Young LLP
 24.1     Power of Attorney of Robert M. Ames
 24.2     Power of Attorney of Jerry D. Bringard

EXHIBIT                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 24.3     Power of Attorney of Spencer I. Browne
 24.4     Power of Attorney of Philip S. Cottone
 24.5     Power of Attorney of Robert A. Peck
 24.6     Power of Attorney of Richard H. Schwachter
 31.1     Certification of Chief Executive Officer
 31.2     Certification of Principal Financial Officer
 32.1     Certification of Chief Executive Officer
 32.2     Certification of Principal Financial Officer

                       GOVERNMENT PROPERTIES TRUST, INC.

                         INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................   F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2003, 2002 and 2001......   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
FINANCIAL STATEMENT SCHEDULE
Schedule III -- Real Estate and Accumulated Depreciation as
  of December 31, 2003......................................  F-17

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Government Properties Trust, Inc.

     We have audited the accompanying consolidated balance sheets of Government Properties Trust, Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15 (a). These financial statements and the schedule are the responsibility of the management of Government Properties Trust, Inc. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Trust, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
March 2, 2004, except for the last paragraph of Note 10, as to which the date is March 4, 2004

                       GOVERNMENT PROPERTIES TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 2003          2002
                                                              -----------   ----------
                                        ASSETS
Real estate at cost:
  Land......................................................  $ 5,304,888   $  759,251
  Buildings and improvements................................   27,199,901    3,149,042
  Tenant origination costs..................................    3,022,778      177,439
  Lease intangibles.........................................    3,657,680      302,578
  Furniture and equipment...................................       34,486           --
                                                              -----------   ----------
                                                               39,219,733    4,388,310
  Accumulated depreciation..................................     (879,272)      (4,220)
                                                              -----------   ----------
                                                               38,340,461    4,384,090
Cash and cash equivalents...................................      760,859    2,314,319
Restricted cash escrows.....................................      268,885           --
Tenant receivables..........................................      332,651           --
Deferred costs, net.........................................    1,948,350           --
Real estate deposits........................................      500,000      135,238
Other assets................................................      523,380       45,948
                                                              -----------   ----------
Total assets................................................  $42,674,586   $6,879,595
                                                              ===========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses.....................  $ 2,156,419   $  180,395
  Dividends payable.........................................      147,536           --
  Lines of credit...........................................    3,047,655      337,867
  Mortgage notes payable....................................   27,802,519    3,202,333
  Mortgage note payable -- affiliate........................    1,639,219           --
  Advances from affiliate...................................      102,873      196,462
                                                              -----------   ----------
Total liabilities...........................................   34,896,221    3,917,057
Stockholders' equity:
  Common stock ($10 par value; 10,000,000 shares authorized,
     975,552 and 371,923 shares issued and outstanding at
     December 31, 2003 and 2002, respectively)..............    8,682,228    2,967,008
  Retained deficit..........................................     (903,863)      (4,470)
                                                              -----------   ----------
Total stockholders' equity..................................    7,778,365    2,962,538
                                                              -----------   ----------
Total liabilities and stockholders' equity..................  $42,674,586   $6,879,595
                                                              ===========   ==========

                            See accompanying notes.

                       GOVERNMENT PROPERTIES TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                 2003        2002      2001
                                                              -----------   -------   -------
REVENUE
Rental income...............................................  $ 3,175,916   $ 4,885   $    --
Amortization of lease intangible costs......................     (198,607)       --        --
                                                              -----------   -------   -------
Total net revenue...........................................    2,977,309     4,885        --
EXPENSES
Property operations.........................................      635,502        --        --
Real estate taxes...........................................      238,201        --        --
Depreciation and amortization...............................      683,136     4,220        --
General and administrative..................................      440,668     8,836        --
                                                              -----------   -------   -------
Total expenses..............................................    1,997,507    13,056        --
                                                              -----------   -------   -------
Operating income (loss).....................................      979,802    (8,171)       --
Other income................................................       21,635     3,183     1,340
Interest expense:
  Expense...................................................   (1,374,323)     (822)       --
  Amortization of deferred financing fees...................       (9,230)       --        --
                                                              -----------   -------   -------
(Loss) income before income taxes...........................     (382,116)   (5,810)    1,340
Income taxes (expense) benefit..............................           --       725      (725)
                                                              -----------   -------   -------
Net (loss) income...........................................  $  (382,116)  $(5,085)  $   615
                                                              ===========   =======   =======
Net (loss) income per share (basic and diluted).............  $     (0.46)  $ (0.24)  $  0.06
                                                              ===========   =======   =======
Weighted average number of shares outstanding...............      836,133    21,182    10,000
                                                              ===========   =======   =======

                            See accompanying notes.

                       GOVERNMENT PROPERTIES TRUST, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                      COMMON STOCK       RETAINED
                                                  --------------------   EARNINGS
                                                  SHARES      AMOUNT     (DEFICIT)     TOTAL
                                                  -------   ----------   ---------   ----------
Initial issuance of common stock................   10,000   $  100,000   $      --   $  100,000
Net income......................................       --           --         615          615
                                                  -------   ----------   ---------   ----------
Balance at December 31, 2001....................   10,000      100,000         615      100,615
Issuance of common stock........................  361,923    2,867,008          --    2,867,008
Net loss........................................       --           --      (5,085)      (5,085)
                                                  -------   ----------   ---------   ----------
Balance at December 31, 2002....................  371,923    2,967,008      (4,470)   2,962,538
Issuance of common stock........................  603,629    5,715,220          --    5,715,220
Dividends declared..............................       --           --    (517,277)    (517,277)
Net loss........................................       --           --    (382,116)    (382,116)
                                                  -------   ----------   ---------   ----------
Balance at December 31, 2003....................  975,552   $8,682,228   $(903,863)  $7,778,365
                                                  =======   ==========   =========   ==========

                            See accompanying notes.

                       GOVERNMENT PROPERTIES TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                            2003          2002         2001
                                                        ------------   -----------   ---------
OPERATING ACTIVITIES
Net (loss) income.....................................  $   (382,116)  $    (5,085)  $     615
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
  Amortization of intangible lease costs..............       198,607            --
  Depreciation and amortization.......................       683,136         4,220          --
  Amortization of deferred financing fees.............         9,230            --          --
  Changes in assets and liabilities:
     Increase in restricted cash escrows..............      (268,885)           --          --
     Increase in tenant receivable....................      (332,651)           --          --
     Increase in other assets.........................      (477,432)      (20,948)         --
     Increase in accounts payable and accrued
       expenses.......................................       234,122       175,021       5,374
                                                        ------------   -----------   ---------
Net cash (used in) provided by operating activities...      (335,989)      153,208       5,989
INVESTING ACTIVITIES
Expenditures for real estate..........................   (34,702,876)   (4,388,310)         --
Deposits on future real estate purchases..............      (500,000)     (135,238)         --
                                                        ------------   -----------   ---------
Cash used in investing activities.....................   (35,202,876)   (4,523,548)         --
FINANCING ACTIVITIES
Financing fees........................................      (134,709)           --          --
Net borrowing under lines of credit...................     2,709,788       337,867          --
Proceeds from mortgage notes payable..................    24,821,134     3,202,333          --
Proceeds from mortgage note payable -- affiliate......     1,639,219            --          --
Proceeds (repayments) of advances from affiliate......       (93,589)      121,350      75,112
Principal payments on mortgage notes payable..........      (220,948)           --          --
Net proceeds from sale of common stock................     5,715,220     3,022,153     100,000
Deferred offering costs paid..........................       (80,969)           --    (180,145)
Dividends paid........................................      (369,741)           --          --
                                                        ------------   -----------   ---------
Net cash provided by (used in) financing activities...    33,985,405     6,683,703      (5,033)
                                                        ------------   -----------   ---------
Net (decrease) increase in cash.......................    (1,553,460)    2,313,363         956
Cash, beginning of year...............................     2,314,319           956          --
                                                        ------------   -----------   ---------
Cash, end of year.....................................  $    760,859   $ 2,314,319   $     956
                                                        ============   ===========   =========
NON-CASH FINANCING ACTIVITY
Deferred offering costs included in Accounts Payable
  and Accrued Expenses................................  $  1,741,902   $        --   $      --
                                                        ============   ===========   =========

                            See accompanying notes.

                       GOVERNMENT PROPERTIES TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND OPERATIONS

     The Company was incorporated in Michigan in 1998 and had no operations prior to 2001. In January 2004, the Company completed a public offering of its common stock and listed its common stock on the New York Stock Exchange. In connection with this offering, the Company reincorporated in Maryland and changed its name to Government Properties Trust, Inc. The historical operations included in the consolidated financial statements are those of its predecessor company (Gen-Net Lease Income Trust, Inc.). References to the "Company" for periods prior to 2004 refer to Gen-Net Lease Income Trust, Inc. and to Government Properties Trust, Inc. for subsequent periods. The Company intends to make an election to operate as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes, beginning in 2003.

     The Company began formal operations with its first property acquisition in December 2002 and, as of December 31, 2003, the Company owned five properties located throughout the United States (four properties acquired in 2003 and one property acquired in 2002 -- see Note 8). The Company acquires properties through various operating entities, which are wholly-owned by the Company. The Company operates in one segment.

     Genesis Financial Group, Inc. ("Genesis"), a stockholder of the Company, provides property management, administrative and other services to the Company (see Note 7). The Company had no full-time employees during 2003, 2002 and 2001.

     Between October 2002 and August 2003, the Company sold 955,552 shares of its common stock at $10 per share.

     In January 2004, the Company sold 19.3 million shares of its common stock (the "Offering") at $10 per share and listed its common stock on the New York Stock Exchange. The Offering raised approximately $177.1 million in net proceeds.

     During the year ended December 31, 2003, the Company declared dividends of $0.60 per common share, which were paid on April 15, 2003, July 15, 2003, October 15, 2003 and January 15, 2004. The first two divided payments were paid on a pro rata basis. The last two dividend payments were not paid on a pro rata basis. During the year ended December 31, 2002, the Company declared a dividend of $0.075 per common share, which was paid on a pro rata basis in January 2003.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Property holding entities and other subsidiaries of which the Company owns 100% of the equity (voting shares or partnership interests) are consolidated (currently the Company only has 100% equity owned subsidiaries). All inter-company balances and transactions have been eliminated. For entities in which the Company may own less than 100% of the equity interest, the Company may consolidate the property if it has a controlling financial interest evidenced by ownership of a majority voting interest (subject only to protective rights of minority owners). For entities in which the Company owns less than 100% and does not have a controlling financial interest or the direct or indirect ability to make decisions, but does exert significant influence over the entities' activities, the Company will record its ownership in the entity using the equity method of accounting.

     The Company adopted FASB Interpretation No. 46 Consolidation of Variable Interest Entities in the fourth quarter of 2003 which had no effect on its consolidated financial position or results of operations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                       GOVERNMENT PROPERTIES TRUST, INC.

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation, with no effect on the Company's consolidated financial position or results of operations.

  REAL ESTATE

     The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141"). In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

     The Company allocates a portion of the purchase price to above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the lease. In the case of below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The capitalized above-market lease values (presented as lease intangibles in consolidated balance sheets) are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as deferred income) are amortized as an addition to rental income over the remaining contractual lease period including any renewal periods included in the valuation analysis. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged to expense.

     The Company allocates a portion of the purchase price to the value of leases acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company utilizes independent appraisals or its estimates to determine the respective in-place lease values. The Company's estimates of value are made using methods similar to those used by independent appraisers. Factors management considers in its analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company also estimates costs to execute similar leases including tenant improvements, leasing commissions, legal and other related expenses.

     The Company also considers an allocation of purchase price to in-place lease that have a related customer relationship intangible values. Characteristics management considers in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors. The Company currently has the U.S. Government as its major tenant, but has not yet developed a relationship that it would consider to have any current intangible value.

     The value of in-place leases (presented as tenant origination costs in consolidated balance sheet) is amortized to expense over the remaining initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the remaining initial term, including any renewal periods

                       GOVERNMENT PROPERTIES TRUST, INC.

included in the valuation analysis for the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the tenant origination costs and customer relationship intangibles would be charged to expense.

     Amounts allocated to tangible land, building, tenant improvements, equipment and fixtures are based on independent appraisals or our own analysis of comparable properties in the existing portfolio.

     Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which are as follows:

Building and improvements.................  39 years
Tenants origination costs.................  Remaining term of the related lease
Lease intangibles.........................  Remaining term of the related lease (included as a reduction of rental revenue)
Tenant improvements.......................  Term of related leases
Furniture and equipment...................  3-7 years

     Real estate is carried at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144"), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets during the expected hold period are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest.

  CASH EQUIVALENTS

     Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

     Other income primarily consists of interest income earned on cash equivalents.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company had no allowance for doubtful accounts as of December 31, 2003.

  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. The Company has cash in financial institutions, which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 2003 and 2002, the Company had cash in the amount of $476,165 and $60,000, respectively, in excess of FDIC insured limits.

                       GOVERNMENT PROPERTIES TRUST, INC.

  REAL ESTATE DEPOSITS

     The Company makes deposits on proposed property purchases. At December 31, 2003 and 2002 the deposits were $500,000 and $135,238, of which $85,438 of the December 31, 2002 deposits were not refundable. The deposits were made on properties acquired in 2003 or to be acquired in 2004 (see Note 8).

  DEFERRED COSTS

     Costs incurred in connection with financings, refinancings or debt modifications are capitalized as deferred financing costs and are amortized on the straight-line method over the lives of the related loans. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements. Costs incurred prior to the completion of the Offering that directly related to the Offering were deferred and then netted against proceeds received from the Offering.

  COMMON STOCK

     In completing sales of common stock, the Company may have a delay in receiving the cash proceeds. In these cases, the Company will record a receivable related to these sales as the cash proceeds will be collected within a short period. At December 31, 2002, the Company had a $25,000 receivable related to a stock sale (included in other assets in the December 31, 2002 consolidated balance sheet) that was collected in early January 2003.

  RENTAL REVENUE

     Rental revenue is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as rent received in advance.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the interest rates associated with its lines-of credit and mortgages notes payable approximate the market interest rates for these types of debt instruments and as such, the carrying amount of the mortgages payable approximate their fair value.

     The carrying amount of notes receivable, cash and cash equivalents, escrows and deposits, accounts receivable, and accounts payable and accrued expenses, approximate fair value because of the relatively short maturity of these instruments.

  INCOME TAXES

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of the Company's taxable REIT income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. No federal income taxes have been recorded in 2003.

     The aggregate cost and net basis of land and depreciable property for federal income tax purposes as of December 31, 2003 was approximately $39.2 million and $39.0 million, respectively. The main differences between net income
(loss) in accordance with GAAP and taxable income (loss) relates to differences in

                       GOVERNMENT PROPERTIES TRUST, INC.

depreciable lives used in calculating depreciation expense and the recording of straight-line rent revenue under GAAP. All distributions made during 2003 were considered return of capital.

     For 2002, the Company accounted for income taxes payable in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During 2002, the Company recorded a deferred income tax benefit and a deferred tax asset of $725 related to a carry back of 2002 net operating losses to offset 2001 taxable income. No other provisions for income tax were required for 2003 or 2002.

     The Company paid income taxes of $725 for the year ended December 31, 2002 related to 2001 income taxes. The Company made no other income tax payments in any other year presented.

  EARNINGS PER SHARE

     The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. The Company had no common stock equivalents outstanding in 2003, 2002 and 2001.

3.  DEFERRED COSTS

     Deferred costs consist of the following at December 31, 2003:

                                                                 2003
                                                              ----------
Financing costs.............................................  $  134,709
Offering costs..............................................   1,822,871
                                                              ----------
Accumulated amortization....................................      (9,230)
                                                              ----------
                                                              $1,948,350
                                                              ==========

4.  EQUITY INCENTIVE PLAN

     The Company has a 2003 Equity Incentive Plan, which has 1,000,000 shares of Common Stock reserved for issuance thereunder. The purposes of the plan are to optimize the Company's profitability and growth through long-term incentives which are consistent with the Company's objectives and which link the interests of participants to those of the Company's stockholders, provide participants with an incentive for excellence in individual performance and promote teamwork among participants and give the Company a significant advantage in attracting and retaining officers, key employees and directors.

     The plan is administered by the Company's compensation committee. Among other functions, the compensation committee has the authority to select the participants under the plan; to determine the types of awards to be granted to participants and the number of shares covered by such awards; to set the terms and conditions of such awards; to determine whether, to what extent and when awards may be settled in cash or shares; to determine whether, to what extent and when cash, shares and other awards may be deferred; and to establish, amend or waive rules for the administration of the plan. Subject to the express terms of the plan, determinations and interpretations with respect to the plan and award agreements will be in the sole discretion of the compensation committee, whose determinations and interpretations will be binding on all parties. Any key employee, non-employee director, consultant or advisor is eligible to be granted awards under the plan.

                       GOVERNMENT PROPERTIES TRUST, INC.

     The plan authorizes the grant of: (a) stock options, which may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or non-qualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance units. If any shares subject to awards granted under the plan, or to which any award relates, are forfeited or if an award otherwise terminates, expires or is cancelled prior to the delivery of all of the shares or other consideration issuable or payable pursuant to the award, then such shares will be available for the granting of new awards under the plan.

     No shares were subject to outstanding awards at December 31, 2003.

5.  LINES-OF-CREDIT, MORTGAGE NOTES PAYABLE AND MORTGAGE NOTE
    PAYABLE -- AFFILIATE

     Lines-of-credit, mortgage notes payable, and mortgage note payable -- affiliate consisted of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2003          2002
                                                              -----------   ----------
LINES OF CREDIT
Line-of-credit with a financial institution for property
  acquisitions (maximum borrowing level of $5,000,000 and
  available through April 15, 2005), interest at the
  financial institution's prime rate (4.0% at December 31,
  2003), plus 50 basis points per annum. Advances are
  payable 180 days after the advance and are secured by a
  subordinated mortgage on the acquired property(C).........  $ 2,287,510   $       --
Unsecured line-of-credit with a financial institution
  (maximum borrowing $150,000), interest at prime rate (4.0%
  at December 31, 2003 and 4.25% at December 31, 2002),
  principal and interest due October 31, 2004(C)............      110,145      148,867
Unsecured line-of-credit with a financial institution
  (maximum borrowing $1,000,000), interest at fixed rate of
  20%, principal and interest due December 31, 2004(C)......      650,000           --
Unsecured line-of-credit with a financial, institution,
  interest at prime rate (4.25% at December 31, 2002),
  principal and interest were repaid and the line retired in
  January 2003..............................................           --      189,000
                                                              -----------   ----------
Total lines of credit.......................................  $ 3,047,655   $  337,867
                                                              ===========   ==========
MORTGAGE NOTES PAYABLE(A),(B)
Mortgage notes payable to various financial institutions,
  collateralized by various properties, interest at fixed
  rates ranging from 5.7%to 8.3% per annum, with principal
  and interest payable monthly through 2013. The weighted
  average rate at December 31, 2003 and December 31, 2002
  was 6.0% and 5.7%, respectively...........................  $27,802,519   $3,202,333
                                                              ===========   ==========
MORTGAGE NOTE PAYABLE -- AFFILIATE(B)
Mortgage notes payable to Genesis collateralized by a
  subordinated mortgage on one property, interest at LIBOR
  (1.12% at December 31, 2003) plus 250 basis points per
  annum payable monthly and principal due December 30, 2004.
  (See Note 10)(C)..........................................  $ 1,639,219   $       --
                                                              ===========   ==========

---------------

(A) The mortgages notes payable are subject to various operating covenants. In addition, the Company must periodically fund and maintain escrow accounts, to make future real estate taxes, repairs and maintenance and insurance payments, as well as to fund certain tenant releasing costs. These are included in restricted cash escrows.

                       GOVERNMENT PROPERTIES TRUST, INC.

(B) All of the Company's real estate assets have been pledged as collateral for its mortgages notes payable, certain lines of credit and mortgage note payable -- affiliate.

(C) Debt outstanding at December 31, 2003 was paid off with funds received in connection with the Offering.

     Total interest paid on the lines-of-credit and mortgage notes payable was $1,061,643 for the year ended December 31, 2003. No interest expense was paid by the Company for the years ended December 31, 2002 and 2001. During the years ended December 31, 2003 and 2002, the Company incurred interest expense of $1,374,323, of which $61,615 was paid to an affiliate, and $822, respectively. No interest expense was incurred for the year ended December 31, 2001.

     The following represents future minimum principal payments due on the Company's lines-of-credit, mortgage notes payable, and mortgage note payable -- affiliate, outstanding at December 31, 2003:

YEAR ENDING DECEMBER 31                                         AMOUNT
-----------------------                                       -----------
2004........................................................  $ 5,051,989
2005........................................................      392,103
2006........................................................      416,557
2007........................................................      442,562
2008........................................................      466,226
Thereafter..................................................   25,719,956
                                                              -----------
                                                              $32,489,393
                                                              ===========

6.  FUTURE MINIMUM LEASE PAYMENTS

     The Company has lease agreements with tenants with lease terms ranging from 10 years to 20 years at lease inception. The leases generally provide for increases in base rent based upon inflation and for tenants to pay their share of real estate taxes over specified base amounts. Approximately 12% and 100% of rental revenue for the years ended December 31, 2003 and 2002, respectively, was received from one tenant. The remaining 88% of the Company's rental revenue for the year ended December 31, 2003 was received from the U.S. government.

     The total future minimum rents to be received by us under such non-cancelable operating leases in effect at December 31, 2003, exclusive of inflation increases and real estate tax reimbursements, are as follows:

YEAR ENDING DECEMBER 31                                         AMOUNT
-----------------------                                       -----------
2004........................................................  $ 4,355,248
2005........................................................    4,355,248
2006........................................................    4,355,248
2007........................................................    4,355,248
2008........................................................    4,355,248
Thereafter..................................................   40,297,858
                                                              -----------
                                                              $62,074,098
                                                              ===========

                       GOVERNMENT PROPERTIES TRUST, INC.

7.  RELATED PARTY TRANSACTIONS

     Pursuant to a service agreement, Genesis provides various services to the Company as follows:

FEE                                                           COMPENSATION
---                                                           ------------
Acquisition Fees..........................  For acquisition of properties -- up to 3% of property purchase price (actual rates incurred
                                            were 1%), plus out-of-pocket costs. Acquisition
                                            and out-of-pocket cannot exceed 6% of property
                                            purchase price.
Property Management Fees..................  For day-to-day property management -- 3% of gross rental revenue
Administrative Fees.......................  For day-to-day administrative support to the
                                            Company -- 3% of gross rental revenue and
                                            out-of-pocket expenses.

     The following is a summary of the fees incurred and payable:

                                                DECEMBER 31, 2003    DECEMBER 31, 2002
                                                ------------------   ------------------
                                                PAYABLE   INCURRED   PAYABLE   INCURRED
                                                -------   --------   -------   --------
Acquisition fees(A)...........................  $    --   $342,700   $42,600   $42,600
Property management fees(B)...................       --     93,863        --        --
Administrative fees(C)........................   10,328     95,187        --        --

---------------

(A)  Amounts included in real estate, at cost in the Consolidated Balance
     Sheets.

(B) Amounts included in property operations expense in the Consolidated Statements of Operations.

(C) Amounts included in general and administrative expense in the Consolidated Statements of Operations.

     On June 2, 2003, Genesis and the Company amended the above mentioned service agreement. Pursuant to the amendment, Genesis agreed to provide us with property acquisition services, property disposition services, administration services and property management services. For acquisition services, Genesis receives compensation for services actually rendered, which compensation may not exceed 1% of the purchase price of the property being acquired. For property disposition services, Genesis receives a real estate commission upon the sale of properties if Genesis provided substantial brokerage services in connection with such sale, provided, however, that such commissions may not exceed an amount equal to 3% of sale price of the property. For both administrative services and property management services, Genesis receives a monthly fee of 3% of the gross rental revenues of the properties for which such services were provided.

     Advances from Genesis total $102,873 and $196,462 were outstanding at December 31, 2003 and 2002, respectively. In addition, Genesis owes the Company $310,000 (included in other assets) for previous offering costs. The amounts are non-interest bearing and payable upon demand.

     The Company has made an advance to an owner of Genesis with a balance of $10,000 at December 31, 2002, (included in other assets in the December 31, 2002 consolidated balance sheet). The advance was unsecured, non-interest-bearing and was repaid in full on July 1, 2003.

     Prior to the Company's commencement of operations, Genesis purchased 20,346 shares (10,346 shares in 2002 and 10,000 shares in 2001) of Company common stock at the price of $10 per share.

                       GOVERNMENT PROPERTIES TRUST, INC.

8.  PROPERTY ACQUISITIONS

     The Company acquired the following properties in 2003 and 2002. The results of their operations are included in the Company's consolidated statements of operations from their respective dates of acquisition.

                                                              ACQUISITION    MONTH
PROPERTY                                        LOCATION         COST       ACQUIRED
--------                                     --------------   -----------   --------
2003 acquisitions(A):
USDEA Building (Bakersfield Property)......  Bakersfield,     $ 2,385,804   January
                                             CA
Social Security Administration Offices
  (Charleston Property)....................  Charleston, WV    18,429,886   April
General Services Administration Office
  (Clarksburg Property)....................  Clarksburg, WV    10,989,117   April
Social Security Administration Office
  (Kingsport Property)(B)..................  Kingsport, TN      2,992,130   April
                                                              -----------
                                                              $34,796,937
                                                              ===========
2002 acquisition(A):
Federal Express Corporation Distribution
  Center (Harahan, Property)...............  Harahan, LA      $ 4,388,310   December

---------------

(A) In accordance with SFAS 141, the Company allocated the purchase price for these properties to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. As part of the allocation of purchase prices, the Company recorded tenant origination costs of $3,022,778 and $177,439 at December 31, 2003 and 2002,
     respectively, and intangible lease costs (representing the value of acquired in-place "above Market" leases) of $3,657,680 and $302,578 at December 31, 2003 and 2002, respectively. The value of tenant origination costs and intangible lease costs are amortized over the remaining term of the respective leases, primarily ranging from seven to fifteen years. For the year ended December 31, 2003, the Company recognized $198,607 as a reduction to rental revenue to reflect the amortization of the intangible lease costs.

(B) In connection with the purchase of this property, the Company assumed a first mortgage note and an unsecured note payable totaling $2,496,652.

9.  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2002, the Company acquired the properties described in Note 8 -- Property Acquisitions and the shares outstanding at December 31, 2003 were also outstanding at January 1, 2002. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

     The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transaction had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

                       GOVERNMENT PROPERTIES TRUST, INC.

           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                    (UNAUDITED)
Total Revenue...............................................  $4,084,623   $4,163,372
                                                              ==========   ==========
Net Loss....................................................  $ (398,997)  $ (127,383)
                                                              ==========   ==========
Loss per diluted common share...............................  $    (0.41)  $    (0.13)
                                                              ==========   ==========

10.  SUBSEQUENT EVENTS

     In January 2004, the Company issued 210,000 shares of Common Stock related to the exercise of a warrant by the lead underwriter of the Offering.

     On February 27, 2004, the Company issued 174,950 shares of restricted Common Stock under its 2003 Equity Incentive Plan which vest annually over periods of three to five years.

     On March 1, 2004, the Company completed a cash acquisition of a 38,000 square foot facility in Mineral Wells, West Virginia for a purchase price of approximately $5.1 million. The facility is 100% occupied by the United States Bureau of Public Debt.

     On March 4, 2004, the Company placed approximately $17.3 million of operating cash into a restricted cash account to secure a letter of credit in connection with a proposed property acquisition.

                       GOVERNMENT PROPERTIES TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2003

                                                                       COST CAPITALIZED
                                                                        SUBSEQUENT TO
                       ENCUMBRANCES(1)         INITIAL COST              ACQUISITION
                       ---------------   -------------------------   --------------------

                                                       BUILDINGS              BUILDINGS
                         DECEMBER 31                      AND                    AND
                            2003            LAND      IMPROVEMENTS   LAND    IMPROVEMENTS
                       ---------------   ----------   ------------   -----   ------------
PROPERTY NAME
Harahan..............    $ 3,155,041     $  759,251   $ 3,629,059    $ --       $  --
Bakersfield..........      1,639,219        445,999     1,939,805      --          --
Charleston...........     16,192,573      3,066,588    15,363,298      --          --
Clarksburg...........      8,268,546        508,050    10,481,067      --          --
Kingsport............      2,473,868        525,000     2,467,130      --          --
Corporate Assets.....             --             --        34,486      --          --
                         -----------     ----------   -----------    -----      -----
TOTAL................    $31,729,247     $5,304,888   $33,914,845    $ --       $  --
                         ===========     ==========   ===========    =====      =====


                                      GROSS AMOUNT CARRIED AT CLOSE OF PERIOD 12/31/03
                       -------------------------------------------------------------------------------
                                                                   ACCUMULATED
                                      BUILDING                   DEPRECIATION AT   DATE OF ACQUISITION
                                        AND                        DECEMBER 31        CONTRIBUTION
                          LAND      IMPROVEMENTS      TOTAL         2003,(2)        PLACED IN SERVICE
                       ----------   ------------   -----------   ---------------   -------------------
PROPERTY NAME
Harahan..............  $  759,251   $ 3,629,059    $ 4,388,310      $121,872       December 2002
Bakersfield..........     445,999     1,939,805      2,385,804        95,093       January 2003
Charleston...........   3,066,588    15,363,298     18,429,886       355,977       April 2003
Clarksburg...........     508,050    10,481,067     10,989,117       237,775       April 2003
Kingsport............     525,000     2,467,130      2,992,130        68,555       April 2003
Corporate Assets.....          --        34,486         34,486            --       December 2003
                       ----------   -----------    -----------      --------
TOTAL................  $5,304,888   $33,914,845    $39,219,733      $879,272
                       ==========   ===========    ===========      ========

---------------

(1) See Note 5 -- Mortgages and Notes Payable and Bonds Payable to these Consolidated Financial Statements for a description of our mortgage notes payable and bonds payable.

(2) Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

Building and improvements.................  39 years
Tenants origination costs.................  Remaining term of the related lease
Lease intangibles.........................  Remaining term of the related lease (included as a reduction of rental revenue)
Tenant improvements.......................  Term of related leases
Furniture and equipment...................  3-7 years

See the consolidated statements of cash flows for a roll forward of historical costs and accumulated depreciation. The aggregate cost and net basis of land and depreciable property for federal income tax purposes as of December 31, 2003 was approximately $39.2 million and $39.0 million, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOVERNMENT PROPERTIES TRUST, INC.

                                          By:     /s/ THOMAS D. PESCHIO
                                            ------------------------------------
                                                     Thomas D. Peschio
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ THOMAS D. PESCHIO                  President, Chief Executive Officer   March 30, 2004
 ------------------------------------------------               and Director
                Thomas D. Peschio


                /s/ NANCY D. OLSON                      Chief Financial Officer and       March 30, 2004
 ------------------------------------------------                Treasurer
                  Nancy D. Olson


                        *                            Chairman of the Board of Directors   March 30, 2004
 ------------------------------------------------
                Jerry D. Bringard


                        *                                         Director                March 30, 2004
 ------------------------------------------------
                  Robert M. Ames


                        *                                         Director                March 30, 2004
 ------------------------------------------------
                Spencer I. Browne


                        *                                         Director                March 30, 2004
 ------------------------------------------------
                Philip S. Cottone


                        *                                         Director                March 30, 2004
 ------------------------------------------------
                  Robert A. Peck


                        *                                         Director                March 30, 2004
 ------------------------------------------------
              Richard H. Schwachter


 *By:             /s/ THOMAS D. PESCHIO
        ------------------------------------------
                    Thomas D. Peschio
                    Attorney-in -Fact

                                 EXHIBIT INDEX

EXHIBIT                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
  3.1     Charter (incorporated by reference to exhibit 3.1 to our
          registration statement on Form S-11 (file no. 333-109565))
  3.2     Bylaws (incorporated by reference to exhibit 3.2 to our
          registration statement on Form S-11 (file no. 333-109565))
  4.1     Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to our registration statement on Form S-11
          (file no. 333-109565))
 10.1     2003 Equity Incentive Plan (incorporated by reference to
          exhibit 10.1 to our registration statement on Form S-11
          (file no. 333-109565))
 10.2     Form of Indemnification Agreement (incorporated by reference to exhibit 10.2 to our registration statement on Form S-11
          (file no. 333-109565))
 10.3     Chief Executive Officer Employment Agreement (incorporated by reference to exhibit 10.3 to our registration statement on Form S-11 (file no. 333-109565))
 10.4     Amended and Restated Omnibus Services Agreement, dated June
          2, 2003, with Genesis Financial Group, Inc. (incorporated by reference to exhibit 10.4 to our registration statement on
          Form S-11 (file no. 333-109565))
 10.5     Property Acquisition Services Agreement, dated December 31,
          2003, with Genesis Financial Group, Inc. (incorporated by
          reference to exhibit 10.5 to our registration statement on
          Form S-11 (file no. 333-109565))
 10.6     Commitment letter with respect to $50 million revolving
          credit facility (incorporated by reference to exhibit 10.6 to our registration statement on Form S-11 (file no.
          333-109565))
 10.7     Letter of Intent -- College Park, Maryland property
          (incorporated by reference to exhibit 10.7 to our
          registration statement on Form S-11 (file no. 333-109565))
 10.8     Purchase and Sale Agreement -- Parkersburg, West Virginia
          property (incorporated by reference to exhibit 10.8 to our registration statement on Form S-11 (file no. 333-109565))
 10.9     Letter of Intent -- Baton Rouge, Louisiana property
          (incorporated by reference to exhibit 10.9 to our
          registration statement on Form S-11 (file no. 333-109565))
 10.10    Letter of Intent -- Pittsburgh, Pennsylvania property
          (incorporated by reference to exhibit 10.10 to our
          registration statement on Form S-11 (file no. 333-109565))
 10.11    Purchase and Sale Agreement -- Mineral Wells, West Virginia
          property (incorporated by reference to exhibit 10.11 to our registration statement on Form S-11 (file no. 333-109565))
 10.12    Purchase and Sale Agreement -- Harlingen, Texas INS
          properties (incorporated by reference to exhibit 10.12 to
          our registration statement on Form S-11 (file no.
          333-109565))
 10.13    Purchase and Sale Agreement -- Harlingen, Texas USBP
          property (incorporated by reference to exhibit 10.13 to our registration statement on Form S-11 (file no. 333-109565))
 10.14    Mortgage Banking Services Agreement (incorporated by
          reference to exhibit 10.14 to our registration statement on
          Form S-11 (file no. 333-109565))
 16.1     Letter regarding change in certifying accountant
          (incorporated by reference to exhibit 16.1 to our
          registration statement on Form S-11 (file no. 333-109565))
 16.2     Letter regarding change in certifying accountant
          (incorporated by reference to exhibit 16.2 to our
          registration statement on Form S-11 (file no. 333-109565))
 23.1     Consent of Ernst & Young LLP
 24.1     Power of Attorney of Robert M. Ames
 24.2     Power of Attorney of Jerry D. Bringard
 24.3     Power of Attorney of Spencer I. Browne
 24.4     Power of Attorney of Philip S. Cottone
 24.5     Power of Attorney of Robert A. Peck
 24.6     Power of Attorney of Richard H. Schwachter
 31.1     Certification of Chief Executive Officer
 31.2     Certification of Principal Financial Officer

EXHIBIT                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 32.1     Certification of Chief Executive Officer
 32.2     Certification of Principal Financial Officer