Form 10-Q
period 2004-03-31
GOVERNMENT PROPERTIES TRUST INC
filed 2004-05-17
CIK 1266112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 001-31962

GOVERNMENT PROPERTIES TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0611663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10250 Regency Circle, Suite 100
Omaha, Nebraska 68114	(402) 391-0010
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

As of April 30, 2004, approximately 20.7 million shares of common stock of the registrant were outstanding.

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	2
	Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II – OTHER INFORMATION
Item 1.	Not applicable
Item 2.	Changes in Securities and Use of Proceeds	25
Items 3, 4 and 5.	Not applicable
Item 6.	Exhibits and Reports on Form 8-K	25
Revolving Credit Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Real estate at cost :
Land	$5,308,237	$4,545,637
Buildings and improvements	27,211,715	24,050,859
Tenant origination costs	6,769,146	6,200,441
Furniture and equipment	59,060	34,486

	39,348,158	34,831,423
Accumulated depreciation	(1,037,509)	(757,400)

	38,310,649	34,074,023
Cash and cash equivalents	149,521,349	760,859
Restricted cash escrows	199,798	268,885
Restricted cash for letter of credit	17,336,718	—
Tenant receivables	385,831	332,651
Notes receivable from tenant	815,884	111,773
Deferred costs, net	121,865	1,948,350
Real estate deposits	1,000,000	500,000
Property held for sale	4,271,071	4,266,438
Other assets	760,979	411,607

Total assets	$212,724,144	$42,674,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$848,316	$2,116,101
Dividend payable	3,102,075	147,536
Lines of credit	—	3,047,655
Mortgage notes payable	24,569,360	24,647,478
Mortgage note payable – affiliate	—	1,639,219
Liabilities related to property held for sale	3,211,888	3,195,359
Advances from affiliate	—	102,873

Total liabilities	31,731,639	34,896,221
Stockholders’ equity:
Common stock ($0.01 par value at March 31, 2004 and $10 par value at December 31, 2003; 50,000,000 shares authorized, 20,680,502 and 975,552 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively)	205,093	9,755,527
Accumulated deficit	(3,302,324)	(386,586)
Additional paid-in capital	187,709,088	(1,073,299)
Dividends declared	(3,619,352)	(517,277)

Total stockholders’ equity	180,992,505	7,778,365

Total liabilities and stockholders’ equity	$212,724,144	$42,674,586

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2004	2003
Rental income	$1,043,993	$76,405

Expenses:
Property operations	247,778	12,618
Real estate taxes	148,097	5,236
Depreciation and amortization	280,109	24,148
General and administrative	1,030,544	95,520

Total expenses	1,706,528	137,522

Operating loss	(662,535)	(61,117)
Other income	243,269	6,311
Interest expense:
Expense	(398,829)	(12,063)
Expense from issuance of warrant	(2,097,900)	—
Amortization of deferred financing fees	(3,614)	—

Loss from continuing operations	(2,919,609)	(66,869)

Discontinued operations:
Income from property held for sale	3,871	20,660

Net loss	$(2,915,738)	$(46,209)

Earnings per share (basic and diluted):
Loss from continuing operations	$(0.20)	$(0.12)
Income from discontinued operations	—	0.04

Net loss	$(0.20)	$(0.08)

Distributions declared per share	$0.15	$0.15

Weighted average shares outstanding (basic and diluted)	14,712,297	553,281

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,915,738)	$(46,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,109	24,147
Amortization of deferred financing fees	3,614	—
Compensation expense	108,751	—
Expense from issuance of warrant	2,097,900	—
Changes in assets and liabilities:
Restricted cash escrows	69,087	(680,470)
Tenant receivables	(53,180)	—
Note receivable from tenant	(704,111)	—
Other assets	(337,476)	(82,153)
Accounts payable and accrued expenses	555,086	(51,535)

Net cash used in operating activities	(895,958)	(836,220)

Cash flows from investing activities:
Expenditures for real estate	(4,416,735)	(2,399,316)
Restricted cash for letter of credit	(17,336,718)	—
Deposits on future real estate purchases	(600,000)	(586,262)

Cash used in investing activities	(22,353,453)	(2,985,578)

Cash flows from financing activities:
Net (repayment) borrowing under lines of credit	(3,047,655)	1,547,464
Payments on mortgage notes payable – affiliate	(1,639,219)	—
Repayments of advances from affiliate	(102,873)	(196,462)
Principal payments on mortgage notes payable	(78,118)	—
Proceeds from sale of common stock	193,202,100	3,935,930
Offering costs paid	(16,176,798)	(398,199)
Dividends paid	(147,536)	(11,019)

Net cash provided by financing activities	172,009,901	4,877,714

Net increase in cash and cash equivalents	148,760,490	1,055,916
Cash and cash equivalents, beginning of period	760,859	2,314,319

Cash and cash equivalents, end of period	$149,521,349	$3,370,235

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Government Properties Trust, Inc., a Maryland corporation, have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2003 Form 10-K. The accompanying consolidated financial statements highlight significant changes to the Notes included in the 2003 Form 10-K and present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting periods. Our results for the quarter ended March 31, 2004 are not necessarily indicative of our results for any future interim period or for the full fiscal year.

Certain reclassifications have been made to the previously reported 2003 consolidated financial statements in order to provide comparability with the interim period financial statements reported herein. These reclassifications have not changed the 2003 results of operations or stockholders’ equity.

2. Nature of Business and Operations

The Company was incorporated in Michigan in 1998. In January 2004, the Company completed a public offering of its common stock and listed its common stock on the New York Stock Exchange. In connection with this offering, the Company reincorporated in Maryland and changed its name to Government Properties Trust, Inc. The historical operations included in the consolidated financial statements are those of its predecessor company (Gen-Net Lease Income Trust, Inc.). References to the “Company” for periods prior to 2004 refer to Gen-Net Lease Income Trust, Inc. and to Government Properties Trust, Inc. for subsequent periods. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning in 2003.

The Company began formal operations with its first property acquisition in December 2002 and, as of March 31, 2004, the Company owned six properties (includes one property held for sale – See Note 11) located throughout the United States. The Company acquires properties through various operating entities, which are wholly-owned by the Company. The Company operates in one segment.

Between October 2002 and August 2003, the Company sold 955,552 shares of its common stock at $10 per share. In January 2004, the Company sold 19.3 million shares of its common stock (the “Offering”) at $10 per share and listed its common stock on the New York Stock Exchange. The Offering raised approximately $177.1 million in net proceeds.

3. Common Stock and Earnings Per Share

The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic and diluted loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. The Company had no common stock equivalents outstanding for the three months ended March 31, 2003. The Company had nonvested stock grants of 62,084 shares outstanding during the three months ended March 31, 2004 which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

4. Deferred Costs

Deferred costs consist of the following:

	March 31,	December 31,
	2004	2003
Financing costs	$134,709	$134,709
Offering costs	—	1,822,871
Accumulated amortization	(12,844)	(9,230)

	$121,865	$1,948,350

In connection with the completion of the Offering, offering costs of $1.8 million at December 31, 2003 were reclassified to Additional Paid-in Capital in the accompanying consolidated balance sheet.

5. Restricted Cash for Letter of Credit

In March 2004, the Company placed approximately $17.3 million of operating cash into a restricted cash account to secure a letter of credit in connection with a proposed property acquisition.

6. Equity Incentive Plan

The Company has a 2003 Equity Incentive Compensation Plan, which has 1,000,000 shares of Common Stock reserved for issuance thereunder. In connection with the original issuance of shares during the first quarter of 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

The Company recognizes compensation expense for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period. During the three months ended March 31, 2004, the Company granted 174,950 restricted shares pursuant to the Plan. The fair value of the shares at the time of the grant was $13.90 per share. Of the shares issued, 3,750 shares vested immediately. The remaining 171,200 restricted shares were outstanding at March 31, 2004 and vest over periods of three to five years. Compensation expense recognized and included in general and administrative expense in the accompanying consolidated statement of operations was $108,751 for the three months ended March 31, 2004. As of March 31, 2004, there are 825,050 shares available for grant under the Plan.

7. Lines-of-Credit, Mortgage Notes Payable and Mortgage Note Payable — Affiliate

Lines-of-credit, mortgage notes payable, and mortgage note payable — affiliate consisted of the following:

	March 31,	December 31,
	2004	2003
Lines of Credit
Line-of-credit with a financial institution for property acquisitions, principal repaid and line retired in February 2004, interest at the financial institution’s prime rate (4.0% at December 31, 2003), plus 50 basis points per annum. Advances were payable 180 days after the advance and were secured by a subordinated mortgage on the acquired property (A)	$—	$2,287,510
Unsecured line-of-credit with a financial institution (maximum borrowing $150,000), interest at prime rate (4.0% at December 31, 2003), principal repaid and line retired in February 2004 (A)	—	110,145
Unsecured line-of-credit with a financial institution (maximum borrowing $1,000,000), interest at fixed rate of 20%, principal repaid and line retired in January 2004 (A)	—	650,000

Total lines of credit	$—	$3,047,655

Mortgage Notes Payable(B),(C)

	March 31,	December 31,
	2004	2003
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.7%to 8.3% per annum, with principal and interest payable monthly through 2013. The weighted average rate at both March 31, 2004 and December 31, 2003 was 6.0%	$24,569,360	$24,647,478

Mortgage Note Payable — Affiliate(C)
Mortgage note payable to Genesis collateralized by a subordinated mortgage on one property, interest at LIBOR (1.12% at December 31, 2003) plus 250 basis points per annum payable monthly and principal repaid and line retired in January 2004. (A)	$—	$1,639,219

(A)	Debt outstanding at December 31, 2003 was retired with funds received in connection with the Offering.

(B)	The mortgages notes payable are subject to various operating covenants. In addition, the Company must periodically fund and maintain escrow accounts to fund future real estate taxes, repairs and maintenance and insurance payments, as well as to fund certain tenant releasing costs. These escrow accounts are included in restricted cash escrows.

(C)	A portion of the Company’s real estate assets have been pledged as collateral for its mortgages notes payable, certain lines of credit and mortgage note payable — affiliate. (See Liquidity and Capital Resources).

Total interest paid on the lines-of-credit and mortgage notes payable was $505,096 and $7,713 for the three months ended March 31, 2004 and 2003, respectively (including interest paid to Genesis Financial Group, Inc. (“Genesis”) of $1,973 and $0 in 2004 and 2003, respectively). During the three months ended March 31, 2004 and 2003, the Company incurred interest expense of $398,829 and $12,064, respectively (including interest incurred with Genesis of $1,973 and $0 in 2004 and 2003, respectively).

8. Related Party Transactions

Prior to the Offering, Genesis provided the Company with property acquisition services, property disposition services, administration services and property management services. Genesis now provides only property acquisition services. A summary of the terms of these services provided by Genesis are as follows:

Fee	Compensation
Acquisition Fees	Up to 1% of the property purchase price for an acquisition fee plus up to 2% of the acquisition fee for acquisition related expenses.

Property Management Fees	For day-to-day property management – 3% of gross rental revenue.

Administrative Fees	For day-to-day administrative support to the Company – 3% of gross rental revenue and out-of-pocket expenses.

The following is a summary of the fees incurred and payable:

	March 31,		March 31,
	2004		2003
	Payable	Incurred	Payable	Incurred
Acquisition fees(A)	$—	$50,350	$—	$23,500
Property management fees(B)	—	10,888	1,639	5,018
Administrative fees(C)	—	10,237	5,018	5,018

(A)	Amounts included in real estate cost in the Consolidated Balance Sheets.

(B)	Amounts included in property operations expense in the Consolidated Statements of Operations.

(C)	Amounts included in general and administrative expense in the Consolidated Statements of Operations.

In addition, Genesis owed the Company $310,000 (included in other assets) at March 31, 2004 and December 31, 2003 for previous offering costs. The amount is non-interest bearing and payable upon demand.

9. Property Acquisitions

The Company acquired the following properties in 2004 and 2003. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

		Acquisition	Month
Property	Location	Cost	Acquired
2003 acquisitions(A):
USDEA Building (Bakersfield Property)	Bakersfield, CA	$2,385,804	January
Social Security Administration Offices (Charleston Property)	Charleston, WV	18,429,886	April
General Services Administration Office (Clarksburg Property)	Clarksburg, WV	10,989,117	April
Social Security Administration Office (Kingsport Property)(B)	Kingsport, TN	2,992,130	April

		$34,796,937

2004 acquisition(A):
Bureau of Public Debt (Mineral Wells Property)(C)	Mineral Wells, WV	$5,109,486	March

(A)	In accordance with SFAS 141, the Company allocated the purchase price for these properties to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. The value of tenant origination costs are amortized over the remaining term of the respective leases.

(B)	In connection with the purchase of this property, the Company assumed a first mortgage note and an unsecured note payable totaling $2,496,652.

(C)	In connection with the purchase of this property, the Company assumed a note receivable from tenant in the amount of $694,293. The interest on the note receivable is fixed at 8% per annum with principal and interest payable monthly through 2012.

10. Unaudited Pro Forma Condensed Consolidated Statements of Operations

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2003, the Company acquired the properties described in Note 9 — Property Acquisitions and the shares outstanding at March 31, 2004 were also outstanding at January 1, 2003. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transaction had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

Pro Forma Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Rental income	$1,124,843	$1,132,397

Loss from continuing operations (A)	$(2,851,748)	$(639,823)

Loss per diluted common share from continuing operations	$(0.14)	$(0.03)

(A)	Includes expense of approximately $2.1 million for issuance of warrant – See Note 12.

11. Property Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reflects the historical operating results of properties sold or held for sale, as well as gain or loss on sale from these properties, as discontinued operations in the consolidated balance sheets for periods prior to their sale. The Company is actively marketing the Harahan, LA property which was originally purchased in December 2002. Harahan is the only property the Company owns which is leased by a non-governmental tenant. At March 31, 2004, the Harahan property was considered held for sale and the related assets and liabilities classified as held for sale are comprised of the following at March 31, 2004 and December 31, 2003:

		December
	March 31, 2004	31,2003
Assets:
Land	$759,251	$759,251
Buildings and improvements	3,149,042	3,149,042
Tenant origination costs	480,017	480,017
Accumulated depreciation	(151,230)	(121,872)
Deferred costs, net	33,991	—

Total assets	$4,271,071	$4,266,438

Liabilities:
Accounts payable and accrued expenses	64,639	40,318
Mortgage note payable	3,147,249	3,155,041

Total liabilities	$3,211,888	$3,195,359

The results of discontinued operations related to the Harahan property were comprised of the following for the three months ended March 31, 2004 and 2003:

	2004	2003
Rental income	$90,860	$90,860

Property operations	6,412	2,858
Depreciation and amortization	29,359	29,358

Total expense	35,771	32,216

Operating income	55,089	58,644
Amortization of deferred financing fees	(421)	—
Interest expense	(50,797)	(37,984)

Income from property held for sale	$3,871	$20,660

12. Issuance of Warrant

In connection with providing a line of credit, an affiliate of one of the Company’s underwriters in the Offering was issued a warrant to purchase up to 210,000 shares of common stock. The underwriter’s affiliate exercised the warrant and the Company recognized an expense of approximately $2.1 million during the three months ended March 31, 2004.

13. Subsequent Events

In April 2004, the Company entered into a $50 million revolving credit facility to be used for short-term acquisition financing. The credit facility matures in April 2005. Interest is variable and is based upon the prime rate which is currently 4%. The Company paid a commitment fee of 0.50%, or $250,000 upon execution of the agreement and will pay a fee of 0.50% of each advance. The facility contains certain financial tests and restrictive covenants.

In May 2004, the Company completed the cash acquisition of the United States Federal Bureau of Investigation (“FBI”) building in Pittsburgh, Pennsylvania for a purchase price of approximately $28 million. The facility is 100% occupied by the FBI and totals over 161,000 square feet comprised of office space of 87,000 square feet and integrated parking of 74,000 square feet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

-	the sale of our Harahan property;

-	our estimated general and administrative expense;

-	our risk mitigation strategy;

-	our policy to reserve for operating expenses and capital costs;

-	our distribution policy;

-	our operating expenses;

-	the adequacy of our available capital for future capital requirements;

-	our capital expenditures; and

-	the impact of changes in interest rates.

Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continues,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this report.

All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

The following is a discussion of our interim results of operations, financial condition and liquidity and capital resources for the three months ended March 31, 2004 compared to the corresponding period in 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2003 Form 10-K.

OVERVIEW

We invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company focused solely on investing in government-leased properties. We own each of our properties through separate wholly-owned entities. Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the Government Services Administration (“GSA”), under long-term leases. At March 31, 2004, we owned five GSA-leased properties that were acquired in early 2003 and 2004 (one property in the first quarter of 2003, three properties in the second quarter of 2003 and one property in the first quarter of 2004). These properties are 100% occupied. At March 31, 2004, we also owned one property that was leased to the Federal Express Corporation. We intend to sell the Federal Express property.

Critical Accounting Policies

Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include our revenue recognition of related lease agreements, recording of real estate at depreciated cost and allocation of the purchase price of properties we acquire to net tangible and identified intangible assets. During the first quarter of 2004, there were no material changes to our critical accounting policies.

Results of Operations

The following table compares our operating results for the three months ended March 31, 2004 and 2003.

			Increase
	2004	2003	(Decrease)
Rental income	$1,043,993	$76,405	$967,588

Expenses:
Property Operations	247,778	12,618	235,160
Real estate taxes	148,097	5,236	142,861
Depreciation and Amortization	280,108	24,148	255,960
General and administrative	1,030,545	95,520	935,025

Total expenses	1,706,528	137,522	1,569,006
Operating loss	(662,535)	(61,117)	(601,418)
Other income	243,269	6,311	236,958
Interest expense	(398,829)	(12,063)	(386,766)
Expense from issuance of warrant	(2,097,900)	—	(2,097,900)
Amortization of deferred financing fees	(3,614)	—	(3,614)

Loss from continuing operations	(2,919,609)	(66,869)	(2,852,740)
Discontinued operations:
Income from property held for sale	3,871	20,660	(16,789)

Net loss	$(2,915,738)	$(46,209)	$(2,869,529)

Comparison of Three Months Ended March 31, 2004 to March 31, 2003

Rental Revenue Rental revenue was $1,043,993 for 2004 and $76,405 for 2003. The increase was due to our acquisition of four properties during 2003 and one additional property in March 2004.

Property operations expense Property operations expense was $247,778 for 2004 and $12,618 for 2003. The increase was due to the expansion of our operations and acquisition of properties in 2003 and 2004.

Real estate tax expense Real estate tax expense was $148,097 for 2004 and $5,236 for 2003. The increase was due to the expansion of our operations and acquisition of properties in 2003 and 2004.

Depreciation and amortization expense Depreciation and amortization was $280,108 for 2004 and $24,148 for 2003. The increase was due to the expansion of our operations and acquisition of properties in 2003 and 2004.

General and administrative expense General and administrative expense was $1,030,545 for 2004 and $95,520 for 2003. The increase was due to the expansion of our operations and acquisition of properties.

Other income Other income, which consists primarily of interest income, was $243,269 for 2004 and $6,311 for 2003. The increase was primarily due to interest income earned on short-term investments purchased from the proceeds raised in our January 2004 Offering.

Interest expense Interest expense (including amortization of deferred financing fees) was $402,443 for 2004 and $12,063 for 2003. The increase was due to additional debt incurred by us in 2003 for property acquisition and working capital purposes.

Expense from issuance of warrant In 2004, we recognized $2,097,900 of expense related to the exercise of a warrant to purchase 210,000 shares of our common stock. The warrant was issued to an affiliate of one of our underwriters which provided a line of credit to us.

Discontinued operations Discontinued operations were $3,871 for 2004 and $20,660 in 2003. This represents the operating results for our Harahan property which is held for sale. We are actively marketing the sale of the Harahan property. Harahan is the only property we own which is leased by a non-governmental tenant.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to acquire properties and to pay for operating expenses and other expenditures directly associated with our properties, such as:

•	acquisition costs, deposits on properties and purchases of properties;

•	recurring maintenance, repairs and other operating expenses necessary to maintain our properties;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions;

•	general and administrative expenses; and

•	distributions paid to our stockholders.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations and borrowings.

The table below sets forth the debt that we fully repaid from the proceeds of our January 2004 public offering:

Lender	Use of Funds	(In Millions)
Citizens First Bancorp, Inc	Purchase Charleston, WV property	$2.3
Friedman Billings Ramsey	Deposits on acquisitions and working capital	1.0
Genesis Financial Group, Inc.	Purchase Bakersfield, CA property	1.6
Citizens First Savings Bank	Working capital	0.1

Total		$5.0

We owed approximately $2.3 million to Citizens First Bancorp, Inc. under a $5 million line of credit. We incurred the debt in April 2003 and it accrued interest on an annual basis at prime plus 50 basis points (4.50% at December 31, 2003).

An affiliate of one of our underwriters, Friedman, Billings and Ramsey, provided us with a $1 million line of credit, of which we borrowed approximately $0.7 million during 2003 and an additional $0.3 million in January 2004. The total principal on the debt was $ 1.0 million at the time it was repaid. The debt accrued interest on an annual basis at a rate of 20%.

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

Our current mortgages debt obligations are set forth below:

		Balance As Of
		March 31, 2004
Lender	Collateral	(In Millions)
Operating Properties:
LaSalle Bank/GEMSA	Charleston property	$13.9
LaSalle Bank/GEMSA	Clarksburg property	8.3
Bank of America	Kingsport property	2.4

Total operating properties		$24.6
Property held for sale:
Nomura Credit/Wachovia Securities	Harahan property	3.1

Total		$27.7

We financed the acquisition of our Charleston property in April 2003 through a $14 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013.

We financed the acquisition of our Clarksburg property in April 2003 through an approximately $8.3 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013

We financed the acquisition of our Kingsport property in April 2003 through the assumption of the seller’s first mortgage loan in the amount of $2.3 million from Bank of America, which matures on April 1, 2010, and an unsecured loan issued by the seller in the amount of $0.2 million, which represents amounts due to the seller for the seller’s escrow funds that remain on deposit with the first mortgage loan holder. The unpaid principal balance of the first mortgage loan bears interest at a rate of 8.23% per annum, with monthly payments being amortized on a 25-year schedule and has a balloon payment due April 1, 2010. The unpaid principal balance of the seller loan bears interest at a rate of 8.00% per annum, requires no monthly payments and has a balloon payment of principal due April 1, 2010. If the payment is made within five days of April 1, 2010, no interest is due and therefore not accrued.

We financed the acquisition of our Harahan property in December 2002 through a $3.2 million loan from Nomura Credit, which matures on January 11, 2013. The unpaid principal balance of the note bears interest at a rate of 5.70% per annum. Monthly payments are amortized on a 27-year schedule, with a balloon payment due January 11, 2013. This amount is included in liabilities related to property held for sale in our consolidated balance sheet. We intend to repay this loan with proceeds from the sale of this property.

The mortgages on our properties contain customary restrictive covenants, including provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, purchase or acquire additional property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party.

Our long-term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of equity securities, and long-term mortgage indebtedness. We intend to establish fully-funded reserves, based on independent third-party reports, for future capital expenditures.

In March 2004, we placed approximately $17.3 million of operating cash into a restricted cash account to secure a letter of credit (face value also of $17.3 million) in connection with a proposed property acquisition. The letter of credit expires upon the closure of the proposed property acquisition.

In April 2004, we entered into a $50 million revolving credit facility led by First National Bank of Omaha. Outstanding amounts under this facility accrue interest at the floating prime rate, as published by the Wall Street Journal, which will not be lower than 4%. We paid a commitment fee equal to 0.50% of the total commitment and will pay an advance fee of 0.50% of each advance. All amounts provided pursuant to this facility will be due in May 2005. The facility contains customary restrictive covenants, including limitations on our ability to purchase properties under development or through unconsolidated affiliates. We are also required to maintain a minimum tangible net worth of not less than $90 million, a total liabilities to tangible net worth ratio of no more than 4.0 to 1, and a minimum debt service coverage ratio of 1.2 to 1. We are not allowed to make distributions that exceed the greater of (i) such amount as is required to be distributed as a condition our continued status as a REIT, or (ii) $0.25 per common share per quarter. The proceeds of this facility will be used for short-term acquisition financing for the purchase of federal government-leased properties that have a minimum remaining lease term of 10 years. This facility may also be used to provide deposits for purchase contracts or good faith deposits.

Since we recently became self-managed, we have increased cash expenditures for general and administrative expenses, including salaries, directors’ and officers’ insurance, rent, professional fees and other corporate level activity. We estimate that our annualized general and administrative cash expenses for our first full year of operations to be in the range of $2.7 million to $3.1 million (exclusive of the stock warrant issued in the first quarter of 2004 of $2.1 million and any compensation expense from the issuance of stock grants, both of which are non-cash items). We will build up these costs over the first full year of operation. As disclosed in the S-11, we did not have any paid staff in 2003. On January 1, 2004, seven staff, including the executive team, joined the company. Through May 15, 2004, we have hired six additional employees. These positions are necessary to be able to process the identification, underwriting, and purchasing of the properties. These positions are included in $2.7 to $3.1 million in projected general and administrative expense.

We believe that our existing cash will be sufficient to fund our operations for at least the next twelve months.

Cash Distribution Policy

We have elected to be taxed as a REIT under the federal tax laws commencing as of our taxable year beginning January 1, 2003. To qualify as a REIT, we must, among other things, distribute at least 90% of our ordinary taxable income to our stockholders. We intend to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal income taxes on taxable income we distribute (in accordance with the federal tax laws and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the federal tax laws and applicable regulations thereunder.

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

Funds from Operations

REIT analysts generally consider funds from operations or FFO an alternative measure of performance for an equity REIT. The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations as net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses from sales of properties, but including real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which may be of limited relevance in evaluating current performance, FFO can facilitate comparison of operating performance between periods and between other equity REITs. Investors should review FFO along with GAAP Net Income Available for Common Shares and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table presents a reconciliation of GAAP to our funds from operations for the periods presented:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
Net loss	$(2,915,738)	$(46,209)
Adjustments to reconcile to funds from Operations:
Real estate depreciation and amortization (b)	277,740	23,773

Funds from Operations	$(2,637,998)	$(22,436)

Funds from Operations per common share(a)	$(0.18)	$(0.04)

(a)	Funds from Operations per share is based upon our weighted average common shares outstanding for each period presented as follows: 14,712,297 for the three months ended March 31, 2004 and 553,281 for the three months ended March 31, 2003.

(b)	Excludes depreciation of non-real estate assets of $2,368 for the three months ended March 31, 2004 and $375 for the three months ended March 31, 2003.

Risk Factors

Risks Related to Our Business and Properties

We commenced operations in December 2002. Our management only recently joined us and does not have any experience operating a REIT or a public company.

     We commenced operations in December 2002. We are, therefore, subject to the risks associated with the operation of any new business. Further, our president and chief executive officer joined us in June 2003, our chief financial officer joined us in September 2003, our director of asset acquisition joined us in December 2003, our director of asset management joined us in December 2003, and the remainder of our management joined us in 2004. Our management does not have any experience operating a REIT or a publicly-owned company. Consequently, you will be unable to fully evaluate our management’s public company operational abilities. Given our recent organization and management experience, you should be especially cautious in drawing conclusions about our ability to execute our business plan.

We expect to experience rapid growth in the number of properties acquired and under our management.

     We expect to experience a period of rapid growth. Since December 2002, we have acquired six properties, containing 287,172 square feet for an aggregate purchase price of approximately $44.2 million. Due to the anticipated rapid growth of our portfolio, we cannot assure you that we will be able to expand our management and staff with qualified and experienced personnel and implement administrative, accounting and operational systems sufficient to integrate these properties into our portfolio and manage any future acquisitions of additional properties without disruptions or unanticipated costs. Any failure to successfully integrate any future acquisitions into our portfolio could seriously harm our results of operations and financial condition and our ability to pay dividends.

The closings of our property acquisitions are subject to conditions that may prevent us from acquiring such properties.

     Our ability to complete acquisitions depends upon many factors, such as the negotiation of definitive purchase agreements, the satisfaction of due diligence, completion of construction, and satisfaction of customary closing conditions. Any inability to complete acquisitions within our anticipated time frames may harm our financial results and our ability to pay dividends.

Our use of debt financing could decrease our cash flow and expose us to risk of default under our debt documents.

     Our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. As of March 31, 2004, we had approximately $27.5 million of outstanding indebtedness.

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

Our debt and any increase in our debt may be detrimental to our business and financial results by:

•	requiring us to use a substantial portion of our cash flow from operations to pay interest, which reduces the amount available for the operation of our properties or the payment of dividends;

•	violating restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations and foreclose on our properties;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	requiring us to sell one or more properties, possibly on unfavorable terms; and

•	limiting our ability to borrow funds for operations or to finance acquisitions in the future or to refinance our indebtedness at maturity on terms as or more favorable than the terms of our original indebtedness.

Because our principal tenant is the U.S. government, our properties may have a higher risk of terrorist attack than similar properties that are leased to non-governmental tenants.

     Because our principal tenant is the U.S. government, our properties may have a higher risk of terrorist attack than similar properties that are leased to non-governmental tenants. Terrorist attacks may negatively affect our operations and an investment in our common stock. We cannot assure you that there will not be further terrorist attacks against the United States or the United States government. Some of our properties could be considered “high profile” government buildings, which may make these properties more likely to be viewed as terrorist targets. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all.

We depend on the U.S. government for most of our revenues. Any failure by the U.S. government to perform its obligations or renew its leases upon expiration may harm our cash flow and ability to pay dividends.

     Rent from the U.S. government represented 100% of our revenues from continuing operations for the three months ended March 31, 2004 and for the year ended December 31, 2003. In addition, the U.S. government leased 100% of our total leased square feet of property not held for sale as of March 31, 2004. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Our leases with the U.S. government provide that the U.S. government may assign the lease and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which we may not unreasonably withhold. If this were to occur, it is unlikely that a successor tenant would have the same credit strength as the U.S. government.

An increase in the operating costs of our government-leased properties would harm our cash flow and ability to pay dividends.

     Our objective is to acquire government-leased properties in which the tenant is wholly responsible for any increases in operating costs that apply to the property. However, this type of triple-net lease is not typical of the leases entered into through the GSA. Under present practice, most GSA leases cover increases in real estate taxes above a base amount. These GSA leases also increase that portion of the rent applicable to other operating expenses by an agreed upon percentage based upon the Consumer Price Index. To the extent operating costs other than real estate taxes increase at a rate greater than the specified percentage, our cash flow would be harmed and our ability to pay dividends may be harmed.

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

     The mortgages on our properties contain customary restrictive covenants, including provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, purchase or acquire additional property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, our future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations. If we breach covenants or obligations in our debt agreements, the lender can generally declare a default and require us to repay the debt immediately and, if the debt is secured, can foreclose on the property securing the loan. In order to meet our debt service obligations, we may have to sell properties either potentially at a loss or at times that prohibit us from achieving attractive returns. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure.

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

     Our growth strategy involves the acquisition of government-leased properties. These acquisitions may cause disruptions in our operations and divert management’s attention away from our day-to-day operations, which could impair our relationships with our current tenants and employees. In addition, if we were to acquire properties indirectly by acquiring another entity, we may be unable to integrate effectively the operations and personnel of the acquired business or to train, retain and motivate any key personnel from the acquired business. Any inability of our management to implement effectively our acquisitions may cause disruptions to our business and may harm our operating results and financial condition, as well as our ability to pay dividends.

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

Our ability to pay dividends is based on many factors, including:

•	our ability to make additional acquisitions;

•	our success in negotiating favorable lease terms;

•	our tenants’ ability to perform under their leases; and

•	efficient management of our properties.

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

     We have had historical accounting losses of $2.9 million for the three months ended March 31, 2004 and $0.4 million and $5,085 for the years ended December 31, 2003 and 2002, respectively, and had an accumulated deficit of $3.3 million as of March 31, 2004. We cannot assure you that we will not have similar losses in the future.

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

Our board of directors may authorize the issuance of shares with differing dividend rights that could harm our stockholders’ right to receive dividends.

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

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director, trustee or officer that was material to the cause of action adjudicated.

     As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist.

Our ownership limitations may restrict business combination opportunities.

     To qualify as a REIT under the federal tax laws, no more than 50% of our outstanding shares may be owned, directly or indirectly by five or fewer individuals (as defined in the federal tax laws to include certain entities) during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT status, our charter generally prohibits direct or indirect ownership by any person of more than 9.8% of the number or value of outstanding shares of any class of our securities, including our common stock. Generally, common stock owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of our common stock that would disqualify our REIT status will be null and void, and the intended transferee will acquire no rights in such stock. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common stock might receive a premium for their common stock over the then current market price or which such holders might believe to be otherwise in their best interest. Further, shares that are transferred in excess of the 9.8% ownership limit will be designated as “excess shares” subject to redemption. The ownership limitation provisions also may make our common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of the number or value of outstanding shares of any class of our securities.

Provisions of our charter documents could deter a takeover, which could inhibit our stockholders’ ability to receive an acquisition premium for their shares.

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

     Maryland law restricts mergers and other business combinations between our company and an interested stockholder. An “interested stockholder” is defined as any person who is the beneficial owner of 10% or more of the voting power of our common stock and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. A person is not an interested stockholder if, prior to the most recent time at which the person would otherwise have become an interested stockholder, our board of directors approved the transaction which otherwise would have resulted in the person becoming an interested stockholder. For a period of five years after the most recent acquisition of shares by an interested stockholder, we may not engage in any merger or other business combination with that interested stockholder or any affiliate of that interested stockholder. After the five year period, any merger or other business combination must be approved by our board of directors and by at least 80% of all the votes entitled to be cast by holders of outstanding voting stock and two-thirds of all the votes entitled to be cast by holders of outstanding voting stock other than the interested stockholder or any affiliate or associate of the interested stockholder unless, among other things, the stockholders (other than the interested stockholder) receive a minimum price for their common stock and the consideration received by those stockholders is in cash or in the same form as previously paid by the interested stockholder for its common stock. These provisions of the business combination statute do not apply to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. However, the business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer.

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

     Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

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

     Our properties may be subject to environmental liabilities. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

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

     The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. In addition, although we may require in our leases that tenants operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of environmental liabilities attached to our properties could harm our results of operations and financial condition and our ability to pay dividends to stockholders.

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

     Some or all of our properties may be required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. We will attempt to shift the cost of compliance with the ADA to our tenants whenever possible. However, if we are unable to negotiate lease terms to this effect, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could harm our ability to pay dividends to our stockholders.

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

Tax Risks of Our Business and Structure

An investment in our common stock has various tax risks that could affect the value of our stockholders’ investment, including the treatment of distributions in excess of earnings, the timing of dividend payments, and the inability to apply “passive losses” against distributions.

     The effects of federal, state and local income tax law on an investment in our common stock are complex, including the treatment of distributions in excess of current and accumulated earnings and profits, to the extent that they exceed the adjusted basis of an investor’s common stock, as long-term capital gain (or short-term capital gain if the shares have been held for less than one year), the treatment of any dividend declared by us in October, November or December of any year payable to a stockholder of record on a specific date in any such month as being paid by us and received by the stockholder on December 31 of such year, the treatment of any gain or loss realized upon a taxable disposition of shares by a stockholder who is not a dealer in securities as a long-term capital gain or loss if the shares have been held for more than one year, otherwise as short-term capital gain or loss, the treatment of distributions that we properly designate as capital gain dividends as taxable to stockholders as gains (to the extent that they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year, and the failure to treat distributions we make and gain arising from the sale or exchange by a stockholder of shares of our stock as passive income, meaning stockholders generally will not be able to apply any “passive losses” against such income or gain.

Future distributions may include a significant portion as a return of capital. While we have not borrowed for the specific purpose of paying distributions in the past, our prior borrowings allowed us to pay distributions from our cash from operations.

     Our distributions may exceed the amount of our income as a REIT. If so, the excess distributions will be treated as a return of capital to the extent of the stockholder’s basis in our stock and the stockholder’s basis in our stock will be reduced by such amount. To the extent distributions exceed a stockholder’s basis in our stock, the stockholder will recognize capital gain, assuming the stock is held as a capital asset. All of our prior distributions consisted of a return of capital.

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

     If we make a sale of a property directly, and it is deemed to be a sale of dealer property or inventory, the sale may be deemed to be a “prohibited transaction” under the provisions of the federal tax laws applicable to REITs, in which case our gain from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we will attempt to structure a sale through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the IRS would not assert successfully that sales of properties that we make directly, rather than through a taxable REIT subsidiary, were sales of dealer property or inventory, in which case the 100% penalty tax would apply.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

   Market Risk Related to Fixed-Rate Debt

     As of March 31, 2004, our debt included fixed-rate mortgage notes with a carrying value of $27.7 million (including $3.1 million related to a property held for sale). Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual March 31, 2004 levels, with all other variables held constant.

     A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $1.7 million at March 31, 2004. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $1.9 million at March 31, 2004.

Interest Rate Sensitivity

     The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our mortgage notes payable by expected maturity date and weighted average interest rate as of March 31, 2004.

Interest Rate Sensitivity

	2004	2005	2006	2007	2008	Thereafter	Total
Mortgage notes payable (a):
Fixed rate amount	$374,655	$399,486	$423,652	$444,421	$480,066	$25,594,329	$27,716,609
Weighted-average interest rate	5.99%	6.00%	6.00%	6.00%	6.03%	5.95%	5.96%

(a) We have included $3.1 million of mortgage debt related to a property held for sale in 2004.

Item 4. CONTROLS AND PROCEDURES

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

     Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended March 31, 2004.

PART II – OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We completed a registered public offering on January 26, 2004. The SEC declared the registration statement for this offering (Form S-11, file nos. 333-109565 and 333-112219) effective on January 26, 2004. We registered 19,320,000 shares of common stock, including 2,520,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $193.2 million. The offering terminated upon its completion.

The initial public offering commenced on January 6, 2004 and we sold all of the shares that we registered for aggregate proceeds of $193.2 million through an underwriting syndicate managed by Friedman, Billings, Ramsey & Co., Inc., BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., and Flagstone Securities, LLC. Our expenses for the offering included approximately $13.5 million for underwriting discounts and commissions, $0.7 million for reimbursement of underwriter expenses, $2.0 million for other expenses, for a total of $16.2 million. All of these expenses were paid directly to the recipients and none were paid to any of our officers, directors, ten percent or greater stockholders, or affiliates.

After payment of the foregoing expenses, we received approximately $177.0 million in net proceeds from the offering. As of May 15, 2004, we had used the proceeds as follows:

•	approximately $1.0 million to repay outstanding indebtedness owed to an affiliate of one of our underwriters, Friedman, Billings, Ramsey & Co., Inc.;

•	approximately $1.6 million to repay outstanding indebtedness owed to Genesis Financial Group, Inc., a former affiliate, that was used to finance the acquisition of our Bakersfield property;

•	approximately $2.4 million to repay outstanding indebtedness under a line of credit owed to Citizens First Bancorp, Inc. that was used to finance the acquisition of our Charleston property;

•	approximately $0.1 million to repay outstanding indebtedness owed to Citizens First Savings Bank that was used for general working capital purposes;

•	approximately $5.1 million to complete the Mineral Wells acquisition;

•	approximately $28 million to complete the Pittsburgh acquisition;

•	approximately $17.3 million in restricted cash to secure a letter of credit in connection with a proposed property acquisition;

•	approximately $1.0 million to fund deposits on proposed property acquisitions; and

•	approximately $0.5 million for general working capital purposes.

The remainder of the net proceeds are temporarily invested in money market investments and will ultimately be used for acquisitions and working capital.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.15	Revolving Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

     On March 30, 2004, we filed a current report on Form 8-K to furnish our earnings press release and Supplemental Operating and Financial Data package of financial results for the year and quarter ended December 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES TRUST, INC.

Date: May 17, 2004	By:	/s/ NANCY D. OLSON

Nancy D. Olson
Chief Financial Officer and Treasurer
(principal financial officer)