Form 10-Q
period 2004-06-30
GOVERNMENT PROPERTIES TRUST INC
filed 2004-08-16
CIK 1266112

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                        COMMISSION FILE NUMBER 001-31962

                                ----------------

                        GOVERNMENT PROPERTIES TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                                        20-0611663
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     10250 REGENCY CIRCLE, SUITE 100
          OMAHA, NEBRASKA 68114                          (402) 391-0010
     (Address of principal executive             (Registrant's telephone number,
      offices, including zip code)                    including area code)

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

                                 Yes [ ] No [X]

As of July 30, 2004, approximately 20.7 million shares of common stock of the registrant were outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                            PAGE
                                                                                                                            ----
PART I - FINANCIAL INFORMATION
  Item 1.           Consolidated Financial Statements (unaudited).....................................................
                    Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003.................       3
                    Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and
                    2003 (unaudited)..................................................................................       4
                    Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited).       5
                    Notes to Consolidated Financial Statements........................................................       6
  Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.............      12
  Item 3.           Quantitative and Qualitative Disclosures About Market Risk........................................      27
  Item 4.           Controls and Procedures...........................................................................      28
PART II - OTHER INFORMATION
  Item 1.           Not applicable....................................................................................
  Item 2.           Changes in Securities and Use of Proceeds.........................................................      29
  Item 3.           Not applicable....................................................................................
  Item 4.           Submission of Matters to a Vote of Security Holders...............................................      30
  Item 5.           Not applicable....................................................................................
  Item 6.           Exhibits and Reports on Form 8-K..................................................................      30
                    Signatures........................................................................................      31

                        GOVERNMENT PROPERTIES TRUST, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   JUNE 30,        DECEMBER 31,
                                                                                                     2004              2003
                                                                                              ----------------   --------------
                                                                                                  (UNAUDITED)
                                             ASSETS
Real estate at cost:
  Land.....................................................................................   $      7,693,237   $    4,545,637
  Buildings and improvements...............................................................         58,022,419       24,050,859
  Tenant origination costs.................................................................         12,781,411        6,200,441
  Furniture and equipment..................................................................            178,690           34,486
                                                                                              ----------------   --------------
                                                                                                    78,675,757       34,831,423
  Accumulated depreciation.................................................................         (1,520,994)        (757,400)
                                                                                              ----------------   --------------
                                                                                                    77,154,763       34,074,023
Cash and cash equivalents..................................................................        105,164,936          760,859
Restricted cash escrows....................................................................            657,632          268,885
Restricted cash for letter of credit.......................................................         17,373,393              --
Tenant receivables.........................................................................            759,533          332,651
Notes receivable from tenant...............................................................            796,591          111,773
Deferred costs, net........................................................................            333,226        1,948,350
Real estate deposits.......................................................................          1,800,000          500,000
Property held for sale.....................................................................          4,271,071        4,266,438
Other assets...............................................................................          1,260,926          411,607
                                                                                              ----------------   --------------
Total assets...............................................................................   $    209,572,071   $   42,674,586
                                                                                              ================   ==============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses....................................................   $        975,013   $    2,116,101
  Dividend payable.........................................................................          3,102,075          147,536
  Lines of credit..........................................................................                 --        3,047,655
  Mortgage notes payable...................................................................         24,494,057       24,647,478
  Mortgage note payable - affiliate........................................................                 --        1,639,219
  Liabilities related to property held for sale............................................          3,145,509        3,195,359
  Advances from affiliate..................................................................                 --          102,873
                                                                                              ----------------   --------------
Total liabilities..........................................................................         31,716,654       34,896,221
Stockholders' equity:
  Common stock ($0.01 par value at June 30, 2004 and $10 par value at December
   31, 2003; 50,000,000 shares authorized, 20,680,502 and 975,552 shares issued
   and outstanding at June 30, 2004 and December 31, 2003, respectively)...................            205,093        9,755,527
  Accumulated deficit......................................................................         (3,423,666)        (386,586)
  Additional paid-in capital...............................................................        187,795,417       (1,073,299)
  Dividends declared.......................................................................         (6,721,427)        (517,277)
                                                                                              ----------------   --------------
Total stockholders' equity.................................................................        177,855,417        7,778,365
                                                                                              ----------------   --------------
Total liabilities and stockholders' equity.................................................   $    209,572,071   $   42,674,586
                                                                                              ================   ==============

                             SEE ACCOMPANYING NOTES.

\
                        GOVERNMENT PROPERTIES TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               (UNAUDITED)                  (UNAUDITED)
                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                       ----------------------------   ------------------------
                                                                            2004            2003          2004        2003
                                                                       ----------------------------   ----------   -----------
Revenue:
   Rental income.....................................................  $   1,677,748   $     738,495  $ 2,721,741  $   814,900
   Tenant reimbursements.............................................        164,195              --      164,195           --
                                                                       -------------   -------------  -----------  -----------
Total revenue........................................................      1,841,943         738,495    2,885,936      814,900
Expenses:
   Property operations...............................................        335,772         122,486      583,550      135,104
   Real estate taxes.................................................        172,928          20,058      321,025       25,294
   Depreciation and amortization.....................................        483,486         211,661      763,594      235,809
   General and administrative........................................        958,641         211,316    1,989,186      306,836
                                                                       -------------   -------------  -----------  -----------
Total expenses.......................................................      1,950,827         565,521    3,657,355      703,043
                                                                       -------------   -------------  -----------  -----------
Operating income (loss)..............................................       (108,884)        172,974     (771,419)     111,857
Other income.........................................................        387,264           2,400      630,533        8,711
Interest expense:
   Expense...........................................................       (367,319)       (297,396)    (766,148)    (309,459)
   Expense from issuance of warrant..................................           --              --     (2,097,900)          --

   Amortization of deferred financing fees...........................        (74,900)         (3,615)     (78,514)      (3,615)
                                                                       -------------   -------------  -----------  -----------
Loss from continuing operations......................................       (163,839)       (125,637)  (3,083,448)    (192,506)
                                                                       -------------   -------------  -----------  -----------
Discontinued operations:
  Income from property held for sale.................................         42,497          12,349       46,368       33,009
                                                                       -------------   -------------  -----------  -----------
Net loss.............................................................  $    (121,342)  $    (113,288) $(3,037,080) $  (159,497)
                                                                       =============   =============  ===========  ===========
Earnings per share (basic and diluted):
   Loss from continuing operations...................................  $       (0.01)  $       (0.15) $     (0.17) $     (0.27)
   Income from discontinued operations...............................             --            0.02           --         0.04
                                                                       =============   =============  ===========  ===========
   Net loss..........................................................  $       (0.01)  $       (0.13) $     (0.17) $     (0.23)
                                                                       =============   =============  ===========  ===========
Distributions declared per share.....................................  $        0.15   $        0.15  $      0.30  $      0.30
                                                                       =============   =============  ===========  ===========
Weighted average shares outstanding (basic and diluted)..............     20,509,303         854,313   17,610,800      703,797
                                                                       =============   =============  ===========  ===========

                             SEE ACCOMPANYING NOTES.

                        GOVERNMENT PROPERTIES TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             (UNAUDITED)
                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                  ---------------------------------
                                                                                                         2004             2003
                                                                                                  ---------------------------------
Cash flows from operating activities:
  Net loss....................................................................................    $     (3,037,080)  $     (159,497)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..............................................................             763,594          235,809
   Amortization of deferred financing fees....................................................              78,514            3,615
   Compensation expense.......................................................................             260,725               --
   Expense from issuance of warrant...........................................................           2,097,900               --
   Changes in assets and liabilities:
     Restricted cash escrows..................................................................            (388,747)          (6,632)
     Tenant receivables.......................................................................            (426,882)        (274,182)
     Note receivable from tenant..............................................................            (684,818)        (184,924)
     Other assets.............................................................................            (903,802)        (101,939)
     Accounts payable and accrued expenses....................................................             681,783          130,984
                                                                                                  ----------------   --------------
      Net cash used in operating activities...................................................          (1,558,813)        (356,766)
                                                                                                  ----------------   --------------
Cash flows from investing activities:
  Expenditures for real estate................................................................         (43,744,334)     (34,688,949)
  Restricted cash for letter of credit........................................................         (17,373,393)              --
  Deposits on future real estate purchases....................................................          (1,400,000)              --
                                                                                                  ----------------   --------------
      Cash used in investing activities.......................................................         (62,517,727)     (34,688,949)
                                                                                                  ----------------   --------------
Cash flows from financing activities:

  Financing fees..............................................................................            (286,261)        (134,709)
  Net (repayment) borrowing under lines of credit.............................................          (3,047,655)       2,098,410
  Proceeds from mortgage notes payable........................................................                  --       24,839,553
  Payments on mortgage notes payable - affiliate..............................................          (1,639,219)       1,645,000
  Repayments of advances from affiliate.......................................................            (102,873)        (196,462)
  Principal payments on mortgage notes payable................................................            (153,421)         (74,763)
  Proceeds from sale of common stock..........................................................         193,202,100        5,434,697
  Offering costs paid.........................................................................         (16,242,443)        (531,810)
  Dividends paid..............................................................................          (3,249,611)         (94,061)
                                                                                                  ----------------   --------------
      Net cash provided by financing activities...............................................         168,480,617       32,985,855
                                                                                                  ----------------   --------------
Net increase in cash and cash equivalents.....................................................         104,404,077       (2,059,860)
Cash and cash equivalents, beginning of period................................................             760,859        2,314,319
                                                                                                  ----------------   --------------
Cash and cash equivalents, end of period......................................................    $    105,164,936   $      254,459
                                                                                                  ================   ==============

                             SEE ACCOMPANYING NOTES.

                        GOVERNMENT PROPERTIES TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Government Properties Trust, Inc., a Maryland corporation (the "Company"), have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2003 Form 10-K. The accompanying consolidated financial statements highlight significant changes to the Notes included in the 2003 Form 10-K and present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting periods. Our results for the quarter ended June 30, 2004 are not necessarily indicative of our results for any future interim period or for the full fiscal year.

Certain reclassifications have been made to the previously reported 2003 consolidated financial statements in order to provide comparability with the interim period financial statements reported herein. These reclassifications have not changed the 2003 results of operations or stockholders' equity.

2. NATURE OF BUSINESS AND OPERATIONS

The Company was incorporated in Michigan in 1998. In January 2004, the Company completed a public offering of its common stock and listed its common stock on the New York Stock Exchange. In connection with this offering, the Company reincorporated in Maryland and changed its name to Government Properties Trust, Inc. The historical operations included in the consolidated financial statements are those of its predecessor company (Gen-Net Lease Income Trust, Inc.). References to the "Company" for periods prior to 2004 refer to Gen-Net Lease Income Trust, Inc. and to Government Properties Trust, Inc. for subsequent periods. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, beginning in 2003.

The Company began formal operations with its first property acquisition in December 2002 and, as of June 30, 2004, the Company owned eight properties (includes one property held for sale - See Note 11) located throughout the United States. The Company acquires properties through various operating entities, which are wholly owned by the Company. The Company operates in one segment.

Between October 2002 and August 2003, the Company sold 955,552 shares of its common stock at $10 per share. In January 2004, the Company sold 19.3 million shares of its common stock (the "Offering") at $10 per share and listed its common stock on the New York Stock Exchange. The Offering raised approximately $177 million in net proceeds.

3. COMMON STOCK AND EARNINGS PER SHARE

The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic and diluted loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. The Company had no common stock equivalents outstanding for the three and six months ended June 30, 2003. The Company had nonvested stock grants of 171,200 and 116,642 shares outstanding during the three and six months ended June 30, 2004, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

4. DEFERRED COSTS

Deferred costs consist of the following:

                                                     JUNE 30,     DECEMBER 31,
                                                       2004          2003
                                                   --------------------------
Financing costs..................................  $   420,970  $     134,709
Offering costs...................................           --      1,822,871
Accumulated amortization.........................      (87,744)        (9,230)
                                                   -----------  -------------
                                                   $   333,226  $   1,948,350
                                                   ===========  =============

In connection with the completion of the Offering, offering costs of $1.8 million at December 31, 2003 were reclassified to Additional Paid-in Capital in the accompanying consolidated balance sheet.

5. RESTRICTED CASH FOR LETTER OF CREDIT

During the first quarter of 2004, the Company placed approximately $17.3 million of operating cash into a restricted cash account to secure a letter of credit in connection with a proposed property acquisition.

6. EQUITY INCENTIVE PLAN

The Company has a 2003 Equity Incentive Compensation Plan, which has 1,000,000 shares of Common Stock reserved for issuance thereunder. In connection with the original issuance of shares during the first quarter of 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation".

The Company recognizes compensation expense for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period. During the six months ended June 30, 2004, the Company granted 174,950 restricted shares pursuant to the Plan. The fair value of the shares at the time of the grant was $13.90 per share. Of the shares issued, 3,750 shares vested immediately. The remaining 171,200 restricted shares were outstanding at June 30, 2004 and vest over periods of three to five years. Compensation expense recognized and included in general and administrative expense in the accompanying consolidated statement of operations was $151,974 and $260,725 for the three and six months ended June 30, 2004, respectively. As of June 30, 2004, there are 825,050 shares available for grant under the Plan.

7. LINES-OF-CREDIT, MORTGAGE NOTES PAYABLE AND MORTGAGE NOTE PAYABLE --
AFFILIATE

Lines-of-credit, mortgage notes payable, and mortgage note payable -- affiliate consisted of the following:

                                                                                                         JUNE 30,       DECEMBER 31,
                                                                                                           2004             2003
                                                                                                      --------------   -------------
LINES OF CREDIT
Line-of-credit with a financial institution for property acquisitions with advances up to $50,000,000, interest at prime rate (4.25% at June 30, 2004).
  Line-of-credit expires in April 2005, interest is due quarterly.  No advances have been made on
  the line-of-credit................................................................................  $           --   $          --
Line-of-credit with a financial institution for property acquisitions, interest at the financial institution's prime rate (4.0% at December 31, 2003), plus 50 basis points per annum. Advances were payable 180 days after the advance and were secured by a subordinated mortgage on the acquired property.  Principal repaid and line retired in February
  2004. (A).........................................................................................              --       2,287,510
Unsecured line-of-credit with a financial institution (maximum borrowing $150,000), interest at
  prime rate (4.0% at December 31, 2003), principal repaid and line retired in February 2004 (A)....              --         110,145
Unsecured line-of-credit with a financial institution (maximum borrowing $1,000,000), interest at
  fixed rate of 20%, principal repaid and line retired in January 2004 (A)..........................              --         650,000
                                                                                                      --------------   -------------
Total lines of credit...............................................................................  $           --   $   3,047,655
                                                                                                      ==============   =============
MORTGAGE NOTES PAYABLE(B),(C)
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.7% to 8.3% per annum, with principal and interest payable monthly through 2013. The weighted average rate at both June 30, 2004 and December 31, 2003 was
  6.0%..............................................................................................  $   24,494,057   $  24,647,478
                                                                                                      ==============   =============
MORTGAGE NOTE PAYABLE -- AFFILIATE(C)
Mortgage note payable to Genesis Financial Group, Inc. collateralized by a subordinated mortgage on one property, interest at LIBOR (1.12% at December 31, 2003) plus 250 basis points per annum
  payable monthly and principal repaid and line retired in January 2004. (A)........................  $           --   $   1,639,219
                                                                                                      ==============   =============

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

(C) A portion of the Company's real estate assets have been pledged as collateral for its mortgage notes payable, certain lines of credit and mortgage note payable -- affiliate.

Total interest paid on the lines-of-credit and mortgage notes payable was $371,744 and $297,395 for the three months ended June 30, 2004 and 2003, respectively. During the three months ended June 30, 2004 and 2003, the Company incurred interest expense of $367,319 and $297,396, respectively.

For the six months ended June 30, 2004 and 2003, total interest paid on the lines-of-credit and mortgage notes payable was $866,809 and $309,460, respectively (including interest paid to Genesis Financial Group, Inc. ("Genesis") of $1,973 and $0 in 2004 and 2003, respectively). During the six months ended June 30, 2004 and 2003, the Company incurred interest expense of $766,148 and $309,459, respectively (including interest incurred with Genesis of $1,973 and $0 in 2004 and 2003, respectively).

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

9. RELATED PARTY TRANSACTIONS

Prior to the Offering, Genesis the sponsor of the initial public offering by the predecessor company Gen-Net Lease Income Trust, Inc., provided the Company with property acquisition services, property disposition services, administration services and property management services. Genesis now provides only property acquisition services. A summary of the terms of these services provided by Genesis are as follows:

          FEE                                COMPENSATION
          ---                                ------------
Acquisition Fees                 Up to 1% of the property purchase price for an
                                 acquisition fee plus up to 2% of the
                                 acquisition fee for acquisition related
                                 expenses.
Property Management Fees         For day-to-day property management - 3% of
                                 gross rental revenue.
Administrative                   For day-to-day administrative support to the
                                 Company - 3% of gross rental revenue and
                                 out-of-pocket expenses.

The following is a summary of the fees incurred and payable:

                                                               JUNE 30,             JUNE 30,
                                                         --------------------  -------------------
                                                                 2004                 2003
                                                         --------------------  -------------------
                                                           PAYABLE   INCURRED  PAYABLE    INCURRED
                                                         ---------  ---------  --------  ---------
Acquisition fees(A)...................................   $      --  $ 434,300  $    --   $      --
Property management fees(B)...........................          --     10,888   11,997      22,084
Administrative fees(C)................................          --     10,237   10,888      29,859

------------

(A) Amounts included in real estate cost in the Consolidated Balance Sheets.

(B) Amounts included in property operations expense in the Consolidated Statements of Operations.

(C) Amounts included in general and administrative expense in the Consolidated Statements of Operations.

In addition, Genesis owed the Company $310,000 (included in other assets) at June 30, 2004 and December 31, 2003 for previous offering costs pursuant to a conditional agreement between Genesis and the Company. The amount is non-interest bearing, payable upon demand and is secured by an irrevocable letter of credit which expires on June 30, 2005 unless extended to no later than June 30, 2006.

10. PROPERTY ACQUISITIONS

The Company acquired the following properties in 2004 and 2003. The results of their operations are included in the Company's consolidated statements of operations from their respective dates of acquisition.

                                                                                                          ACQUISITION      MONTH
PROPERTY                                                                                LOCATION              COST        ACQUIRED
--------                                                                          -------------------   --------------  ---------
2003 acquisitions(A):
USDEA Building (Bakersfield Property)...........................................  Bakersfield, CA       $    2,385,804    January
Social Security Administration Offices (Charleston Property)....................  Charleston, WV            18,429,886     April
General Services Administration Office (Clarksburg Property)....................  Clarksburg, WV            10,989,117     April
Social Security Administration Office (Kingsport Property)(B)...................  Kingsport, TN              2,992,130     April
                                                                                                        --------------
                                                                                                        $   34,796,937
                                                                                                        ==============

2004 acquisitions(A):
Bureau of Public Debt (Mineral Wells Property)(C)...............................  Mineral Wells, WV     $    5,109,486     March
Federal Bureau of Investigation (Pittsburgh Property)...........................  Pittsburgh, PA            28,682,675      May
USDA District Offices (Lenexa Property).........................................  Lenexa, KS                10,525,293     June
                                                                                                        --------------
                                                                                                        $   44,317,454
                                                                                                        ==============

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

11.  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2003, the Company acquired the properties described in Note 9 -- Property Acquisitions and the shares outstanding at June 30, 2004 were also outstanding at January 1, 2003. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transaction had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                    -----------------------------   -----------------------------
                                                                         2004            2003            2004            2003
                                                                    --------------  -------------   --------------  -------------
Total revenue.....................................................  $    2,365,943  $   2,202,115   $    4,601,112  $   4,428,323
                                                                    ==============  =============   ==============  =============
Income (loss) from continuing operations (A)......................  $       41,091  $    (161,194)  $   (2,388,427) $    (357,083)
                                                                    ==============  =============   ==============  =============
Income (loss) per diluted common share from continuing
 operations.......................................................  $         0.00  $       (0.01)  $        (0.12) $       (0.02)
                                                                    ==============  =============   ==============  =============

(A) Includes expense of approximately $2.1 million in the first quarter of 2004 for issuance of warrant - See Note 12.

12. PROPERTY HELD FOR SALE

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reflects the historical operating results of properties sold or held for sale, as well as gain or loss on sale from these properties, as discontinued operations in the consolidated statements of operations for periods prior to their sale. The Company is actively marketing the Harahan, LA property which was originally purchased in December 2002. Harahan is the only property the Company owns which is leased by a non-governmental tenant. At June 30, 2004, the Harahan property was considered held for sale and the related assets and liabilities classified as held for sale are comprised of the following at June 30, 2004 and December 31, 2003:

                                                 JUNE 30, 2004  DECEMBER 31,2003
                                                 -------------  ----------------
ASSETS:
  Land.......................................   $     759,251     $    759,251
  Buildings and improvements.................       3,149,042        3,149,042
  Tenant origination costs...................         480,017          480,017
  Accumulated depreciation...................        (151,230)        (121,872)
  Deferred costs, net........................          33,991               --
                                                -------------     ------------
   Total assets..............................   $   4,271,071     $  4,266,438
                                                =============     ============
LIABILITIES:
  Accounts payable and accrued expenses......          15,585           40,318
  Mortgage note payable......................       3,129,924        3,155,041
                                                -------------     ------------
   Total liabilities.........................   $   3,145,509     $  3,195,359
                                                =============     ============

The results of discontinued operations related to the Harahan property were comprised of the following for the three and six months ended June 30, 2004 and 2003:

                                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                            JUNE 30,                 JUNE 30,
                                                                    ------------------------  ------------------------
                                                                        2004         2003         2004        2003
                                                                    -----------  -----------  -----------  -----------
Rental income.....................................................  $    90,860  $    90,860  $   181,720  $   181,720
                                                                    -----------  -----------  -----------  -----------
Property operations...............................................        3,206        2,725        9,618        5,583
Depreciation and amortization.....................................           --       29,359       29,359       58,717
                                                                    -----------  -----------  -----------  -----------
  Total expense...................................................        3,206       32,084       38,977       64,300
                                                                    -----------  -----------  -----------  -----------
Operating income..................................................       87,654       58,776      142,743      117,420
Amortization of deferred financing fees...........................           --           --         (421)          --
Interest expense..................................................      (45,157)     (46,427)     (95,954)     (84,411)
                                                                    -----------  ------------ -----------  -----------
Income from property held for sale................................  $    42,497  $    12,349  $    46,368  $    33,009
                                                                    ===========  ===========  ===========  ===========

13. ISSUANCE OF WARRANT

In connection with providing a line of credit, an affiliate of one of the Company's underwriters in the Offering was issued a warrant to purchase up to 210,000 shares of common stock. The underwriter's affiliate exercised the warrant and the Company recognized an expense of approximately $2.1 million in the first quarter of 2004.

14.  SUBSEQUENT EVENTS

On July 30, 2004, the Company received funding from mortgage loans of $21.0 million and $8.0 million related to the acquisitions of the Pittsburgh Property and Lenexa Property, respectively. The mortgage notes are collateralized by each of the respective properties. The mortgage note for the Pittsburgh Property accrues interest at a fixed rate of 5.50% with principal and interest payments due monthly in the amount of $126,660. Monthly payments are amortized on a 26-year schedule, with a balloon payment due August 1, 2009. The mortgage note for the Lenexa Property accrues interest at a fixed rate of 5.44% with principal and interest payments due monthly in the amount of $47,159. Monthly payments are amortized on a 27-year schedule, with a balloon payment due August 11, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "continues," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this report.

All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

The following is a discussion of our interim results of operations, financial condition and liquidity and capital resources for the three and six months ended June 30, 2004 compared to the corresponding periods in 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2003 Form 10-K.

OVERVIEW

We invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company focused solely on investing in government-leased properties. We own each of our properties through separate wholly owned entities. Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the General Services Administration ("GSA"), under long-term leases. At June 30, 2004, we owned seven GSA-leased properties that were acquired in early 2003 and 2004 (one property in the first quarter of 2003, three properties in the second quarter of 2003, one property in the first quarter of 2004 and two properties in the second quarter of 2004). These properties are 100% occupied. At June 30, 2004, we also owned one property that was leased to the Federal Express Corporation. We intend to sell the Federal Express property.

CRITICAL ACCOUNTING POLICIES

Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include our revenue recognition of related lease agreements, recording of real estate at depreciated cost and allocation of the purchase price of properties we acquire to net tangible and identified intangible assets. During the first six months of 2004, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

The following table compares our operating results for the three months ended June 30, 2004 and 2003.

                                                                                              INCREASE
                                                                        2004       2003      (DECREASE)
                                                                  -----------  -----------  -----------
Revenue:
Rental income...................................................  $ 1,677,748  $   738,495  $   939,253
Tenant reimbursements...........................................      164,195           --      164,195
                                                                  -----------  -----------  -----------
Total revenue...................................................    1,841,943      738,495    1,103,448
Expenses:
Property Operations.............................................      335,772      122,486      213,286
Real estate taxes...............................................      172,928       20,058      152,870
Depreciation and Amortization...................................      483,486      211,661      271,825
General and administrative......................................      958,641      211,316      747,325
                                                                  -----------  -----------  -----------
Total expenses..................................................    1,950,827      565,521    1,385,306
Operating income (loss).........................................     (108,884)     172,974     (281,858)
Other income....................................................      387,264        2,400      384,864
Interest expense................................................     (367,319)    (297,396)     (69,923)
Amortization of deferred financing fees.........................      (74,900)      (3,615)     (71,285)
                                                                  -----------  -----------  -----------
Loss from continuing operations.................................     (163,839)    (125,637)     (38,202)
Discontinued operations: Income from property held for sale.....       42,497       12,349       30,148
                                                                  -----------  -----------  -----------
Net loss........................................................  $  (121,342) $  (113,288) $    (8,054)
                                                                  ===========  ===========  ===========

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO JUNE 30, 2003

Rental income revenue was $1,677,748 for 2004 and $738,495 for 2003. The increase was due to our acquisition of four properties during 2003 and three additional properties during 2004.

Tenant reimbursements revenue was $164,195 for 2004 and $0 for 2003. This amount is primarily the reimbursement of real estate taxes above the real estate base amount as defined in the lease agreements. The amount in 2004 is comprised of approximately $100,000 for reimbursement of real estate taxes expensed and paid in 2003, $30,000 expensed and paid in the first quarter of 2004 and the remaining amount expensed in the second quarter of 2004. During 2004, information became available for the Company to determine the real estate base for the properties acquired in 2003 and thereby the Company billed and received payment from the tenant.

Property operations expense was $335,772 for 2004 and $122,486 for 2003. The increase was due to the expansion of our operations and acquisition of properties in 2003 and 2004.

Real estate tax expense was $172,928 for 2004 and $20,058 for 2003. The increase was due to the expansion of our operations and acquisition of properties in 2003 and 2004.

Depreciation and amortization was $483,486 for 2004 and $211,661 for 2003. The increase was due to the expansion of our operations and acquisition of properties in 2003 and 2004.

General and administrative expense was $958,641 for 2004 and $211,316 for 2003. The increase was due to the expansion of our operations to become self-managed and to increase our acquisition activity. The increased items were for salaries, directors' and officers' insurance, rent, professional fees, public company expense, and other corporate level activity.

Other income, which consists primarily of interest income, was $387,264 for 2004 and $2,400 for 2003. The increase was primarily due to interest income earned on short-term investments purchased from the proceeds raised in our January 2004 Offering. The amount of short-term investments held at June 30, 2004 was $105,164,936 as compared to $254,459 at June 30, 2003.

Interest expense was $367,319 for 2004 and $297,396 for 2003. The increase was due to a full quarter of interest expense in 2004 as compared to 2003 related to mortgage debt incurred by us in April 2003 for property acquisitions. This increase was offset by a reduction in line of credit debt used for working capital purposes during 2003 which was paid off in January 2004 from a portion of the proceeds raised in our January 2004 Offering.

Amortization of deferred financing fees Amortization of deferred financing fees was $74,900 in 2004 and $3,615 in 2003. The increase was due to the amortization of financing fees incurred in April 2004 related to the $50 million revolving credit facility.

Income from discontinued operations Income from discontinued operations was $42,497 for 2004 and $12,349 in 2003. This represents the operating results for our Harahan property which was deemed held for sale in March 2004. The increase is due to no depreciation or amortization expense recognized from the date Harahan was deemed held for sale. We are actively marketing the sale of the Harahan property. Harahan is the only property we own which is leased by a non-governmental tenant.

RESULTS OF OPERATIONS

The following table compares our operating results for the six months ended June 30, 2004 and 2003.

                                                                                                       INCREASE
                                                                        2004             2003         (DECREASE)
                                                                   --------------    -----------    --------------
Revenue:
Rental income....................................................  $    2,721,741    $   814,900    $    1,906,841
Tenant reimbursements............................................         164,195             --           164,195
                                                                   --------------    -----------    --------------
Total revenue....................................................       2,885,936        814,900         2,071,036
Expenses:
Property Operations..............................................         583,550        135,104           448,446
Real estate taxes................................................         321,025         25,294           295,731
Depreciation and Amortization....................................         763,594        235,809           527,785
General and administrative.......................................       1,989,186        306,836         1,682,350
                                                                   --------------    -----------    --------------
Total expenses...................................................       3,657,355        703,043         2,954,312
Operating loss...................................................        (771,419)       111,857          (659,562)
Other income.....................................................         630,533          8,711           621,822
Interest expense.................................................        (766,148)      (309,459)         (456,689)
Expense from issuance of warrant.................................      (2,097,900)            --        (2,097,900)
Amortization of deferred financing fees..........................         (78,514)        (3,615)          (74,899)
                                                                   --------------    -----------    --------------
Loss from continuing operations..................................      (3,083,448)      (192,506)       (2,890,942)
Discontinued operations: Income from property held for sale......          46,368         33,009            13,359
                                                                   --------------    -----------    --------------
Net loss.........................................................  $   (3,037,080)   $  (159,497)   $   (2,877,583)
                                                                   ==============    ===========    ==============

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO JUNE 30, 2003

Rental income revenue was $2,721,741 for 2004 and $814,900 for 2003. The increase was due to our acquisition of four properties during 2003 and three additional properties in 2004.

Tenant reimbursements revenue was $164,195 for 2004 and $0 for 2003. This amount is primarily the reimbursement of real estate taxes above the real estate base amount as defined in the lease agreements. The amount in 2004 is comprised of approximately $100,000 for reimbursement of real estate taxes expensed and paid in 2003, $30,000 expensed and paid in the first quarter of 2004 and the remaining amount expensed in the second quarter of 2004. During 2004, information became available for the Company to determine the real estate base for the properties acquired in 2003 and thereby the Company billed and received payment from the tenant.

Property operations expense was $583,550 for 2004 and $135,104 for 2003. The increase was due to the expansion of our operations and acquisition of properties in 2003 and 2004.

Real estate tax expense was $321,025 for 2004 and $25,294 for 2003. The increase was due to the expansion of our operations and acquisition of properties in 2003 and 2004.

Depreciation and amortization was $763,594 for 2004 and $235,809 for 2003. The increase was due to the expansion of our operations and acquisition of properties in 2003 and 2004.

General and administrative expense was $1,989,186 for 2004 and $306,836 for 2003. The increase was due to the expansion of our operations to become self-managed and to increase our acquisition activity. The increased items were for salaries, directors' and officers' insurance, rent, professional fees, public company expenses, and other corporate level activity.

Other income, which consists primarily of interest income, was $630,533 for 2004 and $8,711 for 2003. The increase was primarily due to interest income earned on short-term investments purchased from the proceeds raised in our January 2004 Offering.

Interest expense was $766,148 for 2004 and $309,459 for 2003. The increase was due to a full six months of interest expense in 2004 as compared to 2003 related to mortgage debt incurred by us in April 2003 for property acquisitions. This increase was offset by a reduction in line of credit debt used for working capital purposes during 2003 which was paid off in January 2004 from a portion of the proceeds raised in our January 2004 Offering.

Expense from issuance of warrant In the first quarter of 2004, we recognized $2,097,900 of expense related to the exercise of a warrant to purchase 210,000 shares of our common stock. The warrant was issued to an affiliate of one of our underwriters which provided a line of credit to us.

Amortization of deferred financing fees Amortization of deferred financing fees was $78,514 in 2004 and $3,615 in 2003. The increase was primarily due to the amortization of financing fees incurred in April 2004 related to the $50 million revolving credit facility.

Income from discontinued operations Income from discontinued operations was $46,368 for 2004 and $33,009 in 2003. This represents the operating results for our Harahan property which was deemed held for sale in March 2004. The increase is due to no depreciation or amortization expense recognized from the date Harahan was deemed held for sale. We are actively marketing the sale of the Harahan property. Harahan is the only property we own which is leased by a non-governmental tenant.

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

      -     distributions paid to our stockholders.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations and borrowings.

The table below sets forth the debt that we fully repaid from the proceeds of our January 2004 Offering:

                LENDER                                         USE OF FUNDS                   (IN MILLIONS)
                ------                                         ------------                   -------------
Citizens First Bancorp, Inc................          Purchase Charleston, WV property           $    2.3
Friedman Billings Ramsey...................    Deposits on acquisitions and working capital          1.0
Genesis Financial Group, Inc...............          Purchase Bakersfield, CA property               1.6
Citizens First Savings Bank................                   Working capital                        0.1
                                                                                                --------
  Total....................................                                                     $    5.0
                                                                                                --------

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

We financed the acquisition of our Bakersfield property in part through an approximately $1.6 million loan from Genesis Financial Group, Inc. We incurred this debt in January 2003 and it accrued interest on an annual basis at a rate of LIBOR plus 250 basis points (3.62% at December 31, 2003).

We owed approximately $0.1 million under a $0.2 million line of credit with Citizens First Savings Bank. We incurred the debt in June 2003 and it accrued interest at prime (4.00% at December 31, 2003).

Our current mortgages debt obligations are set forth below:

                                                                             BALANCE AS OF
                                                                             JUNE 30, 2004
                                                                             -------------
                 LENDER                             COLLATERAL               (IN MILLIONS)
                 ------                             ----------               -------------
Operating Properties:
  LaSalle Bank/GEMSA..........................   Charleston property           $    13.8
  LaSalle Bank/GEMSA..........................   Clarksburg property                 8.3
  Bank of America.............................   Kingsport property                  2.4
                                                                               ---------
   Total operating properties.................                                 $    24.5
Property held for sale:
  Nomura Credit/Wachovia Securities...........   Harahan property                    3.1
                                                                               ---------
     Total....................................                                 $    27.6
                                                                               =========

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

We financed the acquisition of our Pittsburgh property in July 2004 through a $21 million loan from PNC Bank, which matures on August 1, 2009. The unpaid principal balance of the note bears interest at a rate of 5.5%. Monthly payments are amortized on a 26-year schedule, with a balloon payment due August 1, 2009.

We financed the acquisition of our Lenexa property in July 2004 through a $8 million loan from GMAC Commercial Mortgage, which matures on August 11, 2009. The unpaid principal balance of the note bears interest at a rate of 5.44%. Monthly payments are amortized on a 27-year schedule, with a balloon payment due August 11, 2009.

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

Our long-term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of equity securities, and long-term mortgage indebtedness. We intend to establish sinking fund reserves, based on independent third-party reports, for future capital expenditures.

Since we recently became self-managed, we have increased cash expenditures for general and administrative expenses, including salaries, directors' and officers' insurance, rent, professional fees, public company expense, and other corporate level activity. We estimate that our annualized general and administrative cash expenses for our first full year of operations to be in the range of $3.3 million to $3.6 million (exclusive of the stock warrant issued in the first quarter of 2004 of $2.1 million and any compensation expense from the issuance of stock grants, both of which are non-cash items). We have built these costs over the first full year of operation. As of July 31, 2004, we believe we are fully staffed. These staffing positions are included in $3.3 to $3.6 million in projected general and administrative expense described above.

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

Our distribution policy can be affected by the pace of our property acquisitions as well as the properties' performance. Management reports that the pace of property acquisitions has been slow in part because of the fluctuations of the financial markets and the time required by sellers to resolve tax structuring, alternative investment and similar seller-related issues prior to closing an acquisition.

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

The following table presents a reconciliation of GAAP to our funds from operations for the periods presented:

                                                                 THREE MONTHS                    SIX MONTHS
                                                                     ENDED                         ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                             2004           2003            2004            2003
                                                        ------------    ------------    ------------    ------------
Net loss.........................................       $   (121,342)   $   (113,288)   $ (3,037,080)   $   (159,497)
Adjustments to reconcile to funds from
  Operations:
Real estate depreciation and amortization (a)....            476,775         210,536         754,515         234,309
                                                        ------------    ------------    ------------    ------------
Funds from Operations............................       $    355,433          97,248    $ (2,282,565)   $     74,812
                                                        ============    ============    ============    ============
Funds from Operations per common share...........       $       0.02    $       0.11    $      (0.13)   $       0.11
                                                        ============    ============    ============    ============
Weighted average common shares outstanding.......         20,509,303         854,313      17,610,800         703,797
                                                        ============    ============    ============    ============

--------------

(a) Excludes depreciation of non-real estate assets of $6,711 and $1,125 for the three months ended June 30, 2004 and 2003, respectively, and $9,079 and $1,500 for the six months ended June 30, 2004 and 2003, respectively.

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

THE PACE OF OUR PROPERTY ACQUISITIONS TO DATE HAS RESULTED IN CASH FROM OPERATIONS THAT IS INSUFFICIENT TO COVER DIVIDENDS AT THEIR CURRENT LEVEL.

    We acquired one property for an amount of $5.1 million in the first quarter of 2004 and two properties for an aggregate amount of $38.6 million in the second quarter of 2004. Net income from the properties we own has been significantly less than the dividends we have paid to date. In order to continue to pay dividends at their current level the Company will be required to use the equity capital we raised in the Offering which was completed in January 2004.

AT SOME POINT IN THE FUTURE WE MAY EXPERIENCE RAPID GROWTH IN THE NUMBER OF PROPERTIES ACQUIRED AND UNDER OUR MANAGEMENT.

    At some future date which is not now known, we may experience a period of rapid growth. In the event of the rapid growth of our portfolio, we cannot assure you that we will be able to expand our management and staff with qualified and experienced personnel and implement administrative, accounting and operational systems sufficient to integrate these properties into our portfolio and manage any future acquisitions of additional properties without disruptions or unanticipated costs. Any failure to successfully integrate any future acquisitions into our portfolio could seriously harm our results of operations and financial condition and our ability to pay dividends.

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

OUR USE OF DEBT FINANCING COULD DECREASE OUR CASH FLOW AND EXPOSE US TO RISK OF DEFAULT UNDER OUR DEBT DOCUMENTS.

    Our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. As of June 30, 2004, we had approximately $27.6 million of outstanding indebtedness.

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

    Rent from the U.S. government represented 100% of our revenues from continuing operations for the six months ended June 30, 2004 and for the year ended December 31, 2003. In addition, the U.S. government leased 100% of our total leased square feet of property not held for sale as of June 30, 2004. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Our leases with the U.S. government provide that the U.S. government may assign the lease and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which we may not unreasonably withhold. If this were to occur, it is unlikely that a successor tenant would have the same credit strength as the U.S. government.

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

OUR CASH FLOW IS NOT ASSURED. WE MAY NOT PAY DIVIDENDS IN THE FUTURE.

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

WE HAVE INCURRED HISTORICAL LOSSES AND MAY INCUR FUTURE LOSSES.

    We have had historical accounting losses of $0.1 million for the three months ended June 30, 2004 and $0.4 million for the year ended December 31, 2003, and had an accumulated deficit of $3.4 million as of June 30, 2004. We cannot assure you that we will not have similar losses in the future.

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

OUR RIGHTS AND THE RIGHTS OF OUR STOCKHOLDERS TO TAKE ACTION AGAINST DIRECTORS AND OFFICERS ARE LIMITED.

    Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our governing documents obligate us to indemnify our directors and officers for actions taken by them in those capacities to the extent permitted by Maryland law. Generally, Maryland law permits indemnification except in instances where the person seeking indemnification acted in bad faith or with active and deliberate dishonesty, or in instances where the person actually received an improper personal benefit in money, property or services or, in the case of a criminal proceeding, the person had reasonable cause to believe that his or her actions were unlawful. Additionally, we may be obligated to fund the defense costs incurred by our directors and officers. In addition, our governing documents limit the liability of our directors and officers for money damages, except for liability resulting from:

    - actual receipt of an improper benefit or profit in money, property or services; or

    - a final judgment based upon a finding of active and deliberate dishonesty by the director, trustee or officer that was material to the - cause of action adjudicated.

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

    Our distributions to date have exceeded the amount of our income as a REIT. Distributions in excess of our income will be treated as a return of capital to the extent of the stockholder's basis in our stock and the stockholder's basis in our stock will be reduced by such amount. To the extent distributions exceed a stockholder's basis in our stock, the stockholder will recognize capital gain, assuming the stock is held as a capital asset. All of our prior distributions consisted of a return of capital.

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

    Market Risk Related to Fixed-Rate Debt

    As of June 30, 2004, our debt included fixed-rate mortgage notes with a carrying value of $27.6 million (including $3.1 million related to a property held for sale). Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual June 30, 2004 levels, with all other variables held constant.

    A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $1.7 million at June 30, 2004. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $1.8 million at June 30, 2004.

INTEREST RATE SENSITIVITY

    The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our mortgage notes payable by expected maturity date and weighted average interest rate as of June 30, 2004.

                            INTEREST RATE SENSITIVITY

                                          2004         2005         2006         2007         2008       THEREAFTER       TOTAL
                                      -----------  -----------  -----------  -----------  -----------  --------------  -----------
MORTGAGE NOTES PAYABLE (A):
Fixed rate amount...................  $  382,509   $  402,243   $  430,207   $  451,152   $  479,548   $ 25,478,322    $ 27,623,981
Weighted-average interest rate......        5.99%        5.99%        6.00%        6.01%        6.00%           5.95%          5.96%

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

    Changes in internal control over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended June 30, 2004.

                           PART II - OTHER INFORMATION

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

After payment of the foregoing expenses, we received approximately $177.0 million in net proceeds from the offering. As of August 16, 2004, we had used the proceeds as follows:

    - approximately $1.0 million to repay outstanding indebtedness owed to an affiliate of one of our underwriters, Friedman, Billings, Ramsey & Co., Inc.;

    - approximately $1.6 million to repay outstanding indebtedness owed to Genesis Financial Group, Inc., a former affiliate, that was used to finance the acquisition of our Bakersfield property;

    - approximately $2.3 million to repay outstanding indebtedness under a line of credit owed to Citizens First Bancorp, Inc. that was used to finance the acquisition of our Charleston property;

    - approximately $0.1 million to repay outstanding indebtedness owed to Citizens First Savings Bank that was used for general working capital purposes;

    -     approximately $5.1 million to complete the Mineral Wells acquisition;

    - approximately $7.6 million net of mortgage to complete the Pittsburgh acquisition;

    - approximately $2.7 million net of mortgage to complete the Lenexa acquisition;

    - approximately $17.3 million in restricted cash to secure a letter of credit in connection with a proposed property acquisition;

    - approximately $2.0 million to fund deposits on proposed property acquisitions; and

    -     approximately $2.0 million for general working capital purposes.

    -     approximately $6.2 million for dividend payments.

The remainder of the net proceeds are temporarily invested in money market investments and will ultimately be used for acquisitions and working capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on June 2, 2004. The matter voted upon at such meeting and the number of shares cast for and withheld are as follows:

1. Election of directors to hold office until the next Annual Meeting of
Shareholders:

         NOMINEE                       FOR              WITHHELD    ABSTENTIONS
Jerry D. Bringard                   18,447,020          307,865      1,925,617
Robert M. Ames                      18,595,935          158,950      1,925,617
Spencer I. Browne                   18,620,535          134,350      1,925,617
Philip S. Cottone                   18,671,935           82,950      1,925,617
Robert A. Peck                      18,671,535          133,350      1,875,617
Thomas D. Peschio                   18,671,335           93,550      1,915,617
Richard H. Schwachter               18,671,935           82,950      1,925,617

There are no directors other than those listed above whose term of office continued after the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            31.1 Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

    On May 18, 2004, we filed a current report on Form 8-K to furnish our earnings press release and Supplemental Operating and Financial Data package of financial results for the three months ended March 31, 2004.

    On May 18, 2004 we filed a current report on Form 8-K to report the acquisition of the United States Federal Bureau of Investigation Building in Pittsburgh, PA.

    On June 18, 2004 we filed a current report on Form 8-K to report the acquisition of the Food and Drug Administration district headquarters complex in Lenexa, KS.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GOVERNMENT PROPERTIES TRUST, INC.

Date: August 16, 2004           By:           /s/ NANCY D. OLSON
                                    -------------------------------------------
                                                Nancy D. Olson
                                      Chief Financial Officer and Treasurer
                                          (principal financial officer)