Form 10-Q
period 2004-09-30
GOVERNMENT PROPERTIES TRUST INC
filed 2004-11-15
CIK 1266112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

COMMISSION FILE NUMBER 001-31962

GOVERNMENT PROPERTIES TRUST, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	20-0611663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10250 REGENCY CIRCLE, SUITE 100 OMAHA, NEBRASKA 68114	(402) 391-0010
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 5, approximately 20.7 million shares of common stock of the registrant were outstanding.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)
ASSETS
Real estate at cost:
Land	$10,289,237	$4,545,637
Buildings and improvements	76,642,285	24,050,859
Tenant origination costs	16,774,615	6,200,441
Furniture and equipment	181,037	34,486
	103,887,174	34,831,423
Accumulated depreciation	(2,194,390)	(757,400)
	101,692,784	34,074,023
Cash and cash equivalents	105,934,854	760,859
Restricted cash escrows	692,570	268,885
Restricted cash for letter of credit	17,426,515	—
Tenant receivables	752,719	332,651
Notes receivable from tenant	680,122	111,773
Deferred costs, net	740,694	1,948,350
Real estate deposits	1,950,000	500,000
Property held for sale	4,271,071	4,266,438
Other assets	1,260,776	411,607
Total assets	$235,402,105	$42,674,586
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,202,655	$2,116,101
Dividend payable	3,103,875	147,536
Lines of credit	—	3,047,655
Mortgage notes payable	53,192,447	24,647,478
Mortgage note payable - affiliate	—	1,639,219
Liabilities related to property held for sale	3,136,070	3,195,359
Advances from affiliate	—	102,873
Total liabilities	60,635,047	34,896,221
Stockholders’ equity:
Common stock ($0.01 par value at September 30, 2004 and $10 par value at December 31, 2003; 50,000,000 shares authorized, 20,692,502 and 975,552 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively)	205,183	9,755,527
Accumulated deficit	(3,656,423)	(386,586)
Additional paid-in capital	188,043,599	(1,073,299)
Dividends declared	(9,825,301)	(517,277)
Total stockholders’ equity	174,767,058	7,778,365
Total liabilities and stockholders’ equity	$235,402,105	$42,674,586

SEE ACCOMPANYING NOTES.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenue:
Rental income	$2,338,335	$998,870	$5,060,076	$1,813,770
Tenant reimbursements	41,656	—	205,851	—
Total revenue	2,379,991	998,870	5,265,927	1,813,770
Expenses:
Property operations	543,020	251,927	1,126,570	387,031
Real estate taxes	257,403	146,455	578,428	171,749
Depreciation and amortization	673,396	274,604	1,436,990	510,413
General and administrative	1,037,025	94,673	3,026,211	401,513
Total expenses	2,510,844	767,659	6,168,199	1,470,706
Operating (loss) income	(130,853)	231,211	(902,272)	343,064
Other income	607,884	33,797	1,238,417	42,508
Interest expense:
Expense	(660,373)	(445,317)	(1,426,521)	(754,776)
Expense from issuance of warrant	—	—	(2,097,900)	—
Amortization of deferred financing fees	(91,571)	(10,845)	(170,085)	(14,460)
Loss from continuing operations	(274,913)	(191,154)	(3,358,361)	(383,664)
Discontinued operations:
Income from property held for sale	42,156	11,474	88,524	44,483
Net loss	$(232,757)	$(179,680)	$(3,269,837)	$(339,181)
Earnings per share (basic and diluted):
Loss from continuing operations	$(0.01)	$(0.20)	$(0.18)	$(0.49)
Income from discontinued operations	—	0.01	—	0.06
Net loss	$(0.01)	$(0.19)	$(0.18)	$(0.43)
Distributions declared per share	$0.15	$0.15	$0.45	$0.45
Weighted average shares outstanding (basic and diluted)	20,514,716	955,433	18,585,837	789,148

SEE ACCOMPANYING NOTES.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,269,837)	$(339,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,436,990	510,413
Amortization of deferred financing fees	170,085	14,460
Compensation expense	508,997	—
Expense from issuance of warrant	2,097,900	—
Changes in assets and liabilities:
Restricted cash escrows	(423,685)	(250,392)
Tenant receivables	(420,068)	(316,083)
Note receivable from tenant	(568,349)	(116,733)
Other assets	(913,091)	(92,057)
Accounts payable and accrued expenses	909,425	16,627
Net cash used in operating activities	(471,633)	(572,946)
Cash flows from investing activities:
Expenditures for real estate	(68,955,751)	(34,736,864)
Restricted cash for letter of credit	(17,426,515)	—
Deposits on future real estate purchases	(1,550,000)	—
Cash used in investing activities	(87,932,266)	(34,736,864)
Cash flows from financing activities:
Financing fees	(785,300)	(134,709)
Net (repayment) borrowing under lines of credit	(3,047,655)	2,059,788
Proceeds from mortgage notes payable	29,000,000	24,839,553
Payments on mortgage notes payable - affiliate	(1,639,219)	1,639,219
Repayments of advances from affiliate	(102,873)	(91,337)
Principal payments on mortgage notes payable	(455,031)	(141,977)
Proceeds from sale of common stock	193,202,100	6,036,297
Offering costs paid	(16,242,443)	(631,317)
Dividends paid	(6,351,685)	(222,121)
Net cash provided by financing activities	193,577,894	33,353,396
Net increase in cash and cash equivalents	105,173,995	(1,956,414)
Cash and cash equivalents, beginning of period	760,859	2,314,319
Cash and cash equivalents, end of period	$105,934,854	$357,905

SEE ACCOMPANYING NOTES.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Government Properties Trust, Inc., a Maryland corporation (the “Company”), have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2003 Form 10-K. The accompanying consolidated financial statements highlight significant changes to the Notes included in the 2003 Form 10-K and present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting periods. Our results for the quarter ended September 30, 2004 are not necessarily indicative of our results for any future interim period or for the full fiscal year.

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

The Company began formal operations with its first property acquisition in December 2002 and, as of September 30, 2004, the Company owned ten properties (includes one property held for sale - See Note 12) located throughout the United States. The Company acquires properties through various operating entities, which are wholly owned by the Company. The Company operates in one segment.

Between October 2002 and August 2003, the Company sold 955,552 shares of its common stock at $10 per share. In January 2004, the Company sold 19.3 million shares of its common stock (the “Offering”) at $10 per share and listed its common stock on the New York Stock Exchange. The Offering raised approximately $177 million in net proceeds.

3.  COMMON STOCK AND EARNINGS PER SHARE

The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic and diluted loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. The Company had no common stock equivalents outstanding for the three and nine months ended September 30, 2003. The Company had nonvested stock grants of 176,613 and 136,778 shares outstanding during the three and nine months ended September 30, 2004, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

4.  DEFERRED COSTS

Deferred costs consist of the following:

	SEPTEMBER30,	DECEMBER31,
	2004	2003
Financing costs	$920,009	$134,709
Offering costs	—	1,822,871
Accumulated amortization	(179,315)	(9,230)
	$740,694	$1,948,350

In connection with the completion of the Offering, offering costs of $1.8 million at December 31, 2003 were reclassified to Additional Paid-in Capital in the accompanying consolidated balance sheet.

5.  RESTRICTED CASH FOR LETTER OF CREDIT

During the first quarter of 2004, the Company placed approximately $17.4 million of operating cash into a restricted cash account to secure a letter of credit in connection with a proposed property acquisition.  See Note 14 – Subsequent Event, for details on property acquisition.

6.  EQUITY INCENTIVE PLAN

The Company has a 2003 Equity Incentive Compensation Plan, which has 1,000,000 shares of Common Stock reserved for issuance thereunder. In connection with the original issuance of shares during the first quarter of 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”.

The Company recognizes compensation expense for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period. During the nine months ended September 30, 2004, the Company granted 186,950 restricted shares pursuant to the Plan. The fair value of the shares at the time of the grants ranged from $10.70 to $13.90 per share. Of the shares issued, 12,750 shares vested immediately. The remaining 174,200 restricted shares were outstanding at September 30, 2004 and vest over periods of one to five years. Compensation expense recognized and included in general and administrative expense in the accompanying consolidated statement of operations was $248,274 and $508,997 for the three and nine months ended September 30, 2004, respectively. As of September 30, 2004, there are 813,050 shares available for grant under the Plan.

7. LINES-OF-CREDIT, MORTGAGE NOTES PAYABLE AND MORTGAGE NOTE PAYABLE — AFFILIATE

Lines-of-credit, mortgage notes payable, and mortgage note payable — affiliate consisted of the following:

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
LINES OF CREDIT
Line-of-credit with a financial institution for property acquisitions with advances up to $50,000,000, interest at prime rate (4.25% at September 30, 2004). Line-of-credit expires in April 2005, interest is due quarterly. No advances have been made on the line-of-credit	$—	$—
Line-of-credit with a financial institution for property acquisitions, interest at the financial institution’s prime rate (4.0% at December 31, 2003), plus 50 basis points per annum. Advances were payable 180 days after the advance and were secured by a subordinated mortgage on the acquired property. Principal repaid and line retired in February 2004. (A)	—	2,287,510
Unsecured line-of-credit with a financial institution (maximum borrowing $150,000), interest at prime rate (4.0% at December 31, 2003), principal repaid and line retired in February 2004 (A)	—	110,145
Unsecured line-of-credit with a financial institution (maximum borrowing $1,000,000), interest at fixed rate of 20%, principal repaid and line retired in January 2004 (A)	—	650,000
Total lines of credit	$—	$3,047,655
MORTGAGE NOTES PAYABLE(B),(C)
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.44% to 8.3% per annum, with principal and interest payable monthly through 2013. The weighted average interest rate at September 30, 2004 and December 31, 2003 was 5.71% and 6.0%, respectively	$53,192,447	$24,647,478
MORTGAGE NOTE PAYABLE — AFFILIATE(C)
Mortgage note payable to Genesis Financial Group, Inc. collateralized by a subordinated mortgage on one property, interest at LIBOR (1.12% at December 31, 2003) plus 250 basis points per annum payable monthly and principal repaid and line retired in January 2004. (A)	$—	$1,639,219

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

(C)  A portion of the Company’s real estate assets have been pledged as collateral for its mortgage notes payable, certain lines of credit and mortgage note payable — affiliate.

Total interest paid on the lines-of-credit and mortgage notes payable was $528,409 and $445,318 for the three months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2004 and 2003, the Company incurred interest expense of $660,373 and $445,318, respectively.

For the nine months ended September 30, 2004 and 2003, total interest paid on the lines-of-credit and mortgage notes payable was $1,395,219 and $754,776, respectively (including interest paid to Genesis Financial Group, Inc. (“Genesis”) of $1,973 and $44,180 in 2004 and 2003, respectively). During the nine months ended September 30, 2004 and 2003, the Company incurred interest expense of $1,426,521 and $754,776, respectively (including interest incurred with Genesis of $1,973 and $44,180 in 2004 and 2003, respectively).

8.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants.  In order to limit credit risk, the Company places its cash and investments in investment-grade short-term instruments with high quality financial institutions.  The cash and investment account balances at each financial institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage.

9.  RELATED PARTY TRANSACTIONS

Genesis, the sponsor of the initial public offering by the predecessor company Gen-Net Lease Income Trust, Inc., provides the Company with property acquisition services.  A summary of the terms of these services provided by Genesis are as follows:

FEE	COMPENSATION
Acquisition Fees	Up to 1% of the property purchase price for an acquisition fee plus up to 2% of the acquisition fee for acquisition related expenses.

Prior to the January 2004 public offering of common stock, Genesis also provided property disposition services, administration services, and property management services.  A summary of the terms of these services provided by Genesis are as follows:

FEE	COMPENSATION
Property Management Fees	For day-to-day property management — 3% of gross rental revenue.

Administrative	For day-to-day administrative support to the Company — 3% of gross rental revenue and out-of-pocket expenses.

The following is a summary of the fees incurred and payable:

	SEPTEMBER 30, 2004		SEPTEMBER 30, 2003
	PAYABLE	INCURRED	PAYABLE	INCURRED
Acquisition fees(A)	$—	$682,716	$—	$342,700
Property management fees(B)	—	10,888	9,771	72,279
Administrative fees(C)	—	10,237	50,000	71,682

(A)  Amounts included in real estate in the Consolidated Balance Sheets.

(B)  Amounts included in property operations expense in the Consolidated Statements of Operations.

(C)  Amounts included in general and administrative expense in the Consolidated Statements of Operations.

In addition, Genesis owed the Company $310,000 (included in other assets) at September 30, 2004 and December 31, 2003 for previous offering costs pursuant to a conditional agreement between Genesis and the Company. The amount owed is non-interest bearing and is secured by an irrevocable letter of credit which expires on June 30, 2005 unless extended to no later than June 30, 2006.

10.  PROPERTY ACQUISITIONS

The Company acquired the following properties during the nine months ended September 30, 2004 and during the year ended December 31, 2003. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

PROPERTY	LOCATION	ACQUISITION COST	MONTH ACQUIRED
2003 acquisitions(A):
USDEA Building (Bakersfield Property)	Bakersfield, CA	$2,385,804	January
Social Security Administration Offices (Charleston Property)	Charleston, WV	18,466,705	April
General Services Administration Office (Clarksburg Property)	Clarksburg, WV	11,029,266	April
Social Security Administration Office (Kingsport Property)(B)	Kingsport, TN	2,992,130	April
		$34,873,905
2004 acquisitions(A):
Bureau of Public Debt (Mineral Wells Property)(C)	Mineral Wells, WV	$5,109,486	March
Federal Bureau of Investigation (Pittsburgh Property)	Pittsburgh, PA	28,682,675	May
USDA District Offices (Lenexa Property)	Lenexa, KS	10,525,293	June
Veterans Administration Outpatient Clinic (Baton Rouge Property)	Baton Rouge, LA	5,931,242	September
Federal Courthouse (Charleston Property)	Charleston, SC	19,277,829	September
		$69,526,525

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

(B)  In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $2,308,422 and an unsecured note payable in the amount of $188,230.  The Company paid off the unsecured note payable during the third quarter of 2004.

(C)  Included in the acquisition cost amount is a note receivable from tenant in the amount of $694,293 which the Company assumed with the purchase of this property. The interest on the note receivable is fixed at 8% per annum with principal and interest payable monthly through 2012.

11.  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2003, the Company acquired the properties described in Note 10 — Property Acquisitions and the shares outstanding at September 30, 2004 were also outstanding at January 1, 2003. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transaction had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Total revenue	$8,382,393	$7,895,305
Loss from continuing operations (A)	$(2,838,362)	$(1,029,580)
Loss per diluted common share from continuing operations	$(0.14)	$(0.05)

(A)  Includes expense of approximately $2.1 million in the first quarter of 2004 for issuance of warrant - See Note 13.

12.  PROPERTY HELD FOR SALE

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reflects the historical operating results of properties sold or held for sale, as well as the gain or loss on sale from these properties, as discontinued operations in the consolidated statements of operations for periods prior to their sale. At September 30, 2004, the Harahan property was considered held for sale and the related assets and liabilities classified as held for sale are comprised of the following at September 30, 2004 and December 31, 2003:

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
ASSETS:
Land	$759,251	$759,251
Buildings and improvements	3,149,042	3,149,042
Tenant origination costs	480,017	480,017
Accumulated depreciation	(151,230)	(121,872)
Deferred costs, net	33,991	—
Total assets	$4,271,071	$4,266,438
LIABILITIES:
Accounts payable and accrued expenses	$18,735	$40,318
Mortgage note payable	3,117,335	3,155,041
Total liabilities	$3,136,070	$3,195,359

The results of discontinued operations related to the Harahan property were comprised of the following for the three and nine months ended September 30, 2004 and 2003:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Rental income	$90,860	$90,860	$272,580	$272,580
Property operations	3,235	3,775	12,853	9,358
Depreciation and amortization	—	29,358	29,358	88,075
Total expense	3,235	33,133	42,211	97,433
Operating income	87,625	57,727	230,369	175,147
Amortization of deferred financing fees	—	—	(422)	—
Interest expense	(45,469)	(46,253)	(141,423)	(130,664)
Income from property held for sale	$42,156	$11,474	$88,524	$44,483

On October 13, 2004, the Company completed the sale of the Harahan property for approximately $4.6 million in cash.

13.  ISSUANCE OF WARRANT

In connection with providing a line of credit, an affiliate of one of the Company’s underwriters in the Offering was issued a warrant to purchase up to 210,000 shares of common stock. The underwriter’s affiliate exercised the warrant and the Company recognized an expense of approximately $2.1 million in the first quarter of 2004.

14.  Subsequent Events

Subsequent to September 30, 2004, the Company completed the following acquisitions:

Property	Location	Approximate Purchase Price
Food & Drug Administration (College Park Property)	College Park, MD	$22,300,000
Immigration Services (Pittsburg INS Property)	Pittsburgh, PA	10,500,000
Bureau of Public Debt (Parkersburg Property)	Parkersburg, WV	19,900,000
		$52,700,000

The Company acquired the College Park Property with cash of approximately $5.6 million and the assumption of a mortgage loan in the amount of $16.7 million.  The mortgage loan bears interest at a fixed rate of 6.75% with principal and interest due monthly through November 2026.  The College Park Property, completed in September 2004, totals approximately 79,000 rentable square feet.  Approximately 64,000 square feet is occupied by the United States Food & Drug Administration.  The remaining space, totaling 15,000 rentable square feet is vacant.  Under terms of the acquisition agreement, the Company will pay an additional amount of $1.2 million should a lease be executed for the vacant space within 6 months of the date of acquisition.

The Pittsburgh INS Property was acquired with cash.  The Pittsburgh INS Property, completed in March 2004, totals approximately 33,000 rentable square feet and is 100% occupied by the United States Citizenship and Immigration Services.

The Parkersburg Property was acquired with cash.  The Parkersburg Property, completed in September 2004, totals approximately 81,000 rentable square feet, and is occupied by the Bureau of Public Debt.  In connection with the Parkersburg Property acquisition, the letter of credit discussed in Note 5 was drawn upon.  The federal government also exercised a consolidation option whereby the Company will expand the Parkersburg Property by an additional 102,000 rentable square feet.  The cost of the expansion to the Property will be approximately $22.5 million and will be paid over the term of the expansion scheduled for completion during the first half of 2006.

In October 2004, the Company completed the sale of the Harahan Property for approximately $4.6 million in cash.  (See Note 12).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•    our estimated general and administrative expense;

•    our risk mitigation strategy;

•    our policy to reserve for operating expenses and capital costs;

•    our distribution policy;

•    our operating expenses;

•    the adequacy of our available capital for future capital requirements;

•    our capital expenditures; and

•    the impact of changes in interest rates.

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

The following is a discussion of our interim results of operations, financial condition and liquidity and capital resources for the three and nine months ended September 30, 2004 compared to the corresponding periods in 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2003 Form 10-K.

OVERVIEW

We primarily invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company focused solely on investing in government-leased properties. We own each of our properties through separate, wholly owned entities. Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the General Services Administration (“GSA”), under long-term leases. At September 30, 2004, we owned nine GSA-leased properties that were acquired in early 2003 and 2004 (one property in the first quarter of 2003, three properties in the second quarter of 2003, one property in the first quarter of 2004, two properties in the second quarter of 2004 and two properties in the third quarter of 2004). These properties are 100% occupied. At September 30, 2004, we also owned one property in Harahan, LA that was leased to the Federal Express Corporation. On October 13, 2004, we sold the Harahan Federal Express property for approximately $4.6 million in cash.  Subsequent to September 30, 2004, the Company acquired three additional GSA-leased properties.  (See Note 14).  The pace of property acquisitions determines the speed with which capital is invested in real property and that affects operating profit and cash available for distribution.  Management has been focused during the reporting period on increasing the pace of acquisitions.

CRITICAL ACCOUNTING POLICIES

Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include our revenue recognition of related lease agreements, recording of real estate at depreciated cost and allocation of the purchase price of properties we acquire to net tangible and identified intangible assets. During the first nine months of 2004, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

The following table compares our operating results for the three months ended September 30, 2004 and 2003.

	2004	2003	INCREASE (DECREASE)
Revenue:
Rental income	$2,338,335	$998,870	$1,339,465
Tenant reimbursements	41,656	—	41,656
Total revenue	2,379,991	998,870	1,381,121
Expenses:
Property Operations	543,020	251,927	291,093
Real estate taxes	257,403	146,455	110,948
Depreciation and Amortization	673,396	274,604	398,792
General and administrative	1,037,025	94,673	942,352
Total expenses	2,510,844	767,659	1,743,185
Operating (loss) income	(130,853)	231,211	(362,064)
Other income	607,884	33,797	574,087
Interest expense	(660,373)	(445,317)	(215,056)
Amortization of deferred financing fees	(91,571)	(10,845)	(80,726)
Loss from continuing operations	(274,913)	(191,154)	(83,759)
Discontinued operations: Income from property held for sale	42,156	11,474	30,682
Net loss	$(232,757)	$(179,680)	$(53,077)

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO SEPTEMBER 30, 2003

Rental income revenue was $2,338,335 for 2004 and $998,870 for 2003. The increase was due to our acquisition of five additional properties during 2004.

Tenant reimbursements revenue was $41,656 for 2004 and $0 for 2003. This amount represents the tenant’s reimbursement for the real estate tax expense in excess of the real estate tax base amount as defined in the respective lease agreement.  During the second quarter of 2004, the Company was able to determine the real estate tax base amount for those properties acquired in 2003 and thereby recorded and collected the excess amount of real estate tax expense from the tenant.  The amount of revenue recognized during the third quarter of 2004 represents the real estate tax expense in excess of the real estate base amount for all properties owned as of September 30, 2004.

Property operations expense was $543,020 for 2004 and $251,927 for 2003. The increase was in part due to the expansion of our operations from four properties owned as of September 30, 2003 to nine properties owned as of September 30, 2004.  In addition, the Company recognized approximately $106,000 in property operations expense in 2004 related to franchise tax expense for properties held in West Virginia.

Real estate tax expense was $257,403 for 2004 and $146,455 for 2003. The increase was due to the expansion of our operations from four properties owned as of September 30, 2003 to nine properties owned as of September 30, 2004.

Depreciation and amortization was $673,396 for 2004 and $274,604 for 2003. The increase was due to the expansion of our operations   from four properties owned as of September 30, 2003 to nine properties owned as of September 30, 2004.

General and administrative expense was $1,037,025 for 2004 and $94,673 for 2003. The increase was due to the expansion of our operations to become self-managed and to increase our acquisition activity. The increased items were for compensation (salaries, board of director compensation and share grant compensation), directors’ and officers’ insurance, rent, professional fees, public company expense, and other corporate level activity.

Other income, which consists primarily of interest income, was $607,884 for 2004 and $33,797 for 2003. The increase was primarily due to interest income earned on short-term investments purchased from the proceeds raised in our January 2004 Offering. The amount of short-term investments held at September 30, 2004 was $105,934,854 as compared to $760,859 at September 30, 2003.

Interest expense was $660,373 for 2004 and $445,317 for 2003.  The increase was due to $29.0 million in new mortgage debt obtained during the third quarter of 2004.  This increase was offset by a reduction in line of credit debt used for working capital purposes during 2003 which was paid off in January 2004 from a portion of the proceeds raised in our January 2004 Offering.

Amortization of deferred financing fees was $91,571 in 2004 and $10,845 in 2003. The increase was primarily due to the amortization of financing fees being recognized of approximately $71,000 related to the $50 million revolving credit facility obtained in April 2004.

Income from discontinued operations was $42,156 for 2004 and $11,474 in 2003. This represents the operating results for our Harahan property which was deemed held for sale in March 2004. The increase is due to no depreciation or amortization expense recognized from the date Harahan was deemed held for sale. In October 2004, we completed the sale of the Harahan property.

RESULTS OF OPERATIONS

The following table compares our operating results for the nine months ended September 30, 2004 and 2003.

	2004	2003	INCREASE (DECREASE)
Revenue:
Rental income	$5,060,076	$1,813,770	$3,246,306
Tenant reimbursements	205,851	—	205,851
Total revenue	5,265,927	1,813,770	3,452,157
Expenses:
Property Operations	1,126,570	387,031	739,539
Real estate taxes	578,428	171,749	406,679
Depreciation and Amortization	1,436,990	510,413	926,577
General and administrative	3,026,211	401,513	2,624,698
Total expenses	6,168,199	1,470,706	4,697,493
Operating (loss) income	(902,272)	343,064	(1,245,336)
Other income	1,238,417	42,508	1,195,909
Interest expense	(1,426,521)	(754,776)	(671,745)
Expense from issuance of warrant	(2,097,900)	—	(2,097,900)
Amortization of deferred financing fees	(170,085)	(14,460)	(155,625)
Loss from continuing operations	(3,358,361)	(383,664)	(2,974,697)
Discontinued operations: Income from property held for sale	88,524	44,483	44,041
Net loss	$(3,269,837)	$(339,181)	$(2,930,656)

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO SEPTEMBER 30, 2003

Rental income revenue was $5,060,076 for 2004 and $1,813,770 for 2003. The increase was due to our acquisition of four properties during 2003 and five additional properties in 2004.

Tenant reimbursements revenue was $205,851 for 2004 and $0 for 2003. This amount represents the tenant’s reimbursement for the real estate tax expense in excess of the real estate tax base amount as defined in the respective lease agreement.  During the second quarter of 2004, the Company was able to determine the real estate tax base amount for those properties acquired in 2003 and thereby recorded and collected the excess amount of real estate tax expense from the tenant.  The amount of revenue recognized during 2004 represents the real estate tax expense in excess of the real estate base amount for all properties owned as of September 30, 2004.

Property operations expense was $1,126,570 for 2004 and $387,031 for 2003. The increase was in part due to the expansion of our operations from four properties owned as of September 30, 2003 to nine properties owned as of September 30, 2004.  In addition, the Company recognized approximately $159,000 in property operations expense during 2004 related to franchise tax expense for properties held in West Virginia.

Real estate tax expense was $578,428 for 2004 and $171,749 for 2003. The increase was due to the expansion of our operations from four properties owned as of September 30, 2003 to nine properties owned as of September 30, 2004.

Depreciation and amortization was $1,436,990 for 2004 and $510,413 for 2003. The increase was due to the expansion of our operations from four properties owned as of September 30, 2003 to nine properties owned as of September 30, 2004.

General and administrative expense was $3,026,211 for 2004 and $401,513 for 2003. The increase was due to the expansion of our operations to become self-managed and to increase our acquisition activity. The increased items were for compensation (salaries, board of director compensation and share grant compensation), directors’ and officers’ insurance, rent, professional fees, public company expenses, and other corporate level activity.

Other income, which consists primarily of interest income, was $1,238,417 for 2004 and $754,776 for 2003. The increase was primarily due to interest income earned on short-term investments purchased from the proceeds raised in our January 2004 Offering.

Interest expense was $1,426,521 for 2004 and $697,262 for 2003. The increase was due to (i) a full nine months of interest expense in 2004 as compared to 2003 related to mortgage debt incurred by us in April 2003 for property acquisitions; and (ii) an increase of approximately $290,000 from the addition of $29.0 million in mortgage debt obtained during the third quarter of 2004.  These increases were offset by a reduction in line of credit debt used for working capital purposes during 2003 which was paid off in January 2004 from a portion of the proceeds raised in our January 2004 Offering.

In the first quarter of 2004, we recognized $2,097,900 of expense related to the exercise of a warrant to purchase 210,000 shares of our common stock. The warrant was issued to an affiliate of one of our underwriters which provided a line of credit to us.

Amortization of deferred financing fees was $170,085 in 2004 and $14,460 in 2003. The increase was primarily due to the amortization of financing fees being recognized of approximately $140,000 related to the $50 million revolving credit facility obtained in April 2004.

Income from discontinued operations was $88,524 for 2004 and $44,483 in 2003. This represents the operating results for our Harahan property which was deemed held for sale in March 2004. The increase is due to no depreciation or amortization expense recognized from the date Harahan was deemed held for sale.  In October 2004, we completed the sale of the Harahan property.

LIQUIDITY AND CAPITAL RESOURCES

Our short-term liquidity requirements consist primarily of funds to acquire properties and to pay for operating expenses and other expenditures directly associated with our properties, such as:

•    property and financing acquisition costs, deposits on properties and purchases of properties;

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations, borrowings and public offering of common stock.

The table below sets forth the debt that we fully repaid from the proceeds of our January 2004 Offering:

LENDER	USE OF FUNDS	(IN MILLIONS)
Citizens First Bancorp, Inc	Purchase Charleston, WV property	$2.3
Friedman Billings Ramsey	Deposits on acquisitions and working capital	1.0
Genesis Financial Group, Inc	Purchase Bakersfield, CA property	1.6
Citizens First Savings Bank	Working capital	0.1
Total		$5.0

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

We owed approximately $0.1 million under a $0.2 million line of credit with Citizens First Savings Bank. We incurred the debt in September 2003 and it accrued interest at prime (4.00% at December 31, 2003).

Our current mortgage debt obligations are set forth below:

LENDER	COLLATERAL	BALANCE AS OF SEPTEMBER 30, 2004
		(IN MILLIONS)
Operating Properties:
LaSalle Bank/GEMSA	Charleston property	$13.8
LaSalle Bank/GEMSA	Clarksburg property	8.2
Bank of America	Kingsport property	2.3
PNC Bank	Pittsburgh property	20.9
Wachovia Securities	Lenexa property	8.0
Total operating properties		53.2
Property held for sale:
Nomura Credit/Wachovia Securities	Harahan property	3.1
Total		$56.3

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

We financed the acquisition of our Kingsport property in April 2003 through the assumption of the seller’s first mortgage loan in the amount of $2.3 million from Bank of America, which matures on April 1, 2010, and an unsecured loan issued by the seller in the amount of $0.2 million, which represents amounts due to the seller for the seller’s escrow funds that remain on deposit with the first mortgage loan holder. The unpaid principal balance of the first mortgage loan bears interest at a rate of 8.23% per annum, with monthly payments being amortized on a 25-year schedule and has a balloon payment due April 1, 2010. During the third quarter of 2004, we repaid the seller loan in the amount of $0.2 million.

We obtained financing related to the acquisition of our Pittsburgh property in July 2004 through a 21.0 million loan from PNC Bank, which matures on August 1, 2009. The unpaid principal balance of the note bears interest at a rate of 5.5% per annum. Monthly payments are amortized on a 26-year schedule, with a balloon payment due August 1, 2009.

We obtained financing related to the acquisition of our Lenexa property in July 2004 through an 8.0 million loan from Wachovia Securities, which matures on August 11, 2009. The unpaid principal balance of the note bears interest at a rate of 5.44% per annum. Monthly payments are amortized on a 27-year schedule, with a balloon payment due August 11, 2009.

We financed the acquisition of our Harahan property in December 2002 through a $3.2 million loan from Nomura Credit, which matures on January 11, 2013. The unpaid principal balance of the note bears interest at a rate of 5.70% per annum. Monthly payments are amortized on a 27-year schedule, with a balloon payment due January 11, 2013. This amount is included in liabilities related to property held for sale in our consolidated balance sheet. In connection with the sale of the Harahan property on October 13, 2004, this loan was assumed by the buyer.

In March 2004, we placed approximately $17.4 million of operating cash into a restricted interest-bearing cash account to secure a letter of credit (face value also of $17.4 million) in connection with a proposed property acquisition. The letter of credit was drawn upon in connection with the closing of the Parkersburg property acquisition in November 2004.

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

Since we became self-managed in January 2004, we have increased cash expenditures for general and administrative expenses, including salaries, directors’ and officers’ insurance, rent, professional fees, public company expense, and other corporate level activity. We estimate that our annualized general and administrative cash expenses for our first full year of operations to be in the range of $3.3 million to $3.6 million (exclusive of any compensation expense from the issuance of stock grants, which is a non-cash item).

We believe that our existing cash will be sufficient to fund our operations for at least the next twelve months.

CASH DISTRIBUTION POLICY

We have elected to be treated as a REIT under the federal tax laws commencing as of our taxable year beginning January 1, 2003. To qualify as a REIT, we must, among other things, distribute at least 90% of our ordinary taxable income to our stockholders. We intend to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal income taxes on taxable income we distribute (in accordance with the federal tax laws and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the federal tax laws and applicable regulations thereunder.

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

The following table presents a reconciliation of GAAP to our funds from operations for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net loss	$(232,757)	$(179,680)	$(3,269,837)	$(339,181)
Adjustments to reconcile to funds from Operations:
Real estate depreciation and amortization (a)	666,214	273,479	1,420,729	507,788
Funds from Operations	$433,457	93,799	$(1,849,108)	$168,607
Funds from Operations per common share	$0.02	$0.10	$(0.10)	$0.21
Weighted average common shares outstanding	20,514,716	955,433	18,585,837	789,148

(a)  Excludes depreciation of non-real estate assets of $7,182 and $1,125 for the three months ended September 30, 2004 and 2003, respectively, and $16,261 and $2,625 for the nine months ended September 30, 2004 and 2003, respectively.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND PROPERTIES

WE COMMENCED OPERATIONS IN DECEMBER 2002. OUR MANAGEMENT ONLY RECENTLY JOINED US AND DOES NOT HAVE ANY EXPERIENCE OPERATING A REIT OR A PUBLIC COMPANY.

We commenced operations in December 2002. We are, therefore, subject to the risks associated with the operation of any new business. Further, our president and chief executive officer joined us in September 2003, our chief financial officer joined us in September 2003, our director of asset acquisition joined us in December 2003, our director of asset management joined us in December 2003, and the remainder of our management joined us in 2004. Our management does not have any experience operating a

REIT or a publicly-owned company. Consequently, you will be unable to fully evaluate our management’s public company operational abilities. Given our recent organization and management experience, you should be especially cautious in drawing conclusions about our ability to execute our business plan.

THE PACE OF OUR PROPERTY ACQUISITIONS TO DATE HAS RESULTED IN CASH FLOW THAT IS INSUFFICIENT TO COVER DIVIDENDS AT THEIR CURRENT LEVEL.

We acquired one property for an amount of $5.1 million in the first quarter of 2004, two properties for an aggregate amount of $39.2 million in the second quarter of 2004 and two properties for an aggregate amount of $25.2 in the third quarter of 2004. Net income from the properties we own has been significantly less than the dividends we have paid to date. In order to continue to pay dividends at their current level the Company will be required to use the equity capital we raised in the Offering which was completed in January 2004.

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

OUR USE OF DEBT FINANCING COULD DECREASE OUR CASH FLOW AND EXPOSE US TO RISK OF DEFAULT UNDER OUR DEBT DOCUMENTS.

Our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. As of September 30, 2004, we had approximately $56.3 million of outstanding indebtedness.

Since we anticipate that our cash flow from operations will be insufficient to repay all of our indebtedness prior to maturity, we expect that we will have to repay debt through refinancings, sale of properties or sale of additional equity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on unfavorable terms, which might result in losses to us and which might adversely affect our cash available for distribution to our stockholders. If prevailing interest rates or other factors at the time of a refinancing result in higher interest rates on such refinancing, our interest expense would increase, which could seriously harm our operating results and financial condition and our ability to pay dividends.

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

OUR ABILITY TO OBTAIN DEBT FINANCING COULD BE IMPAIRED OR DELAYED DUE TO UNDERWRITING RESTRICTIONS APPLICABLE TO THE TYPE OF PROPERTIES WE ACQUIRE

Our policy is to obtain debt financing related to properties we buy.  Because of the single tenant nature of the properties we acquire, mortgage underwriters take certain additional precautions intended to assure that the remaining mortgage balance is paid at the end of the loan term.  Also, for mortgages which have an amortization schedule longer than the lease term, due to the high initial per square foot cost of the property being acquired, mortgage lenders consider the high per square foot remaining principal balance at the end of the mortgage term as a negative with regard to the potential approval of the loan.

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

Rent from the U.S. government represented 100% of our revenues from continuing operations for the nine months ended September 30, 2004 and for the year ended December 31, 2003. In addition, the U.S. government leased 100% of our total leased square feet of property not held for sale as of September 30, 2004. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Our leases with the U.S. government provide that the U.S. government may assign the lease and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which we may not unreasonably withhold. If this were to occur, it is unlikely that a successor tenant would have the same credit strength as the U.S. government.

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

WE MAY HAVE LIMITED TIME TO PERFORM DUE DILIGENCE ON MANY POTENTIAL PROPERTY ACQUISITIONS, WHICH COULD RESULT IN THE LOSS OF ACQUISITION OPPORTUNITIES.

When we enter into an agreement to acquire a property, we often have limited time to complete our due diligence prior to acquiring the property.  Pursuant to Company policy, if we cannot complete our full due diligence review process within the time allotted, we will decline to proceed with an attempt to acquire the property.  Accordingly, we may lose property acquisitions due to lack of sufficient time to complete the due diligence utilized under our system.

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

•    our success in negotiating acceptable mortgage terms;

•    our success in negotiating acceptable lease terms;

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

WE HAVE INCURRED HISTORICAL LOSSES AND MAY INCUR FUTURE LOSSES.

We have had historical accounting losses of $3.3 million for the nine months ended September 30, 2004 and $0.4 million for the year ended December 31, 2003, and had an accumulated deficit of $3.7 million as of September 30, 2004. We cannot assure you that we will not have similar losses in the future.

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

THE VOTING POWER OVER OUR SHARES IS CURRENTLY CONCENTRATED IN A RELATIVIELY SMALL NUMBER OF UNRELATED INVESTMENT MANAGERS

While our shares are owned beneficially by numerous investors, many of these persons or entities are represented by investment managers.  These investment managers may have been granted the right by their investor clients to vote our shares.  As a consequence, we believe a relatively small number of investment managers could, if acting in concert, vote a majority of the Company’s shares to achieve a common objective.

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

We have entered into employment agreements with Thomas D. Peschio, our president and chief executive officer, and Nancy D. Olson, our treasurer and chief financial officer, which provide them with severance benefits if their employment ends due to a termination by us without cause. In the case of such termination, we would have to pay severance and the vesting of their restricted stock will accelerate. Mr. Peschio also has the right to terminate his employment agreement upon a change of control of our company. These agreements could prevent or deter a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

FUTURE DISTRIBUTIONS MAY INCLUDE A SIGNIFICANT PORTION AS A RETURN OF CAPITAL. WHILE WE HAVE NOT BORROWED FOR THE SPECIFIC PURPOSE OF PAYING DISTRIBUTIONS IN THE PAST, OUR PRIOR BORROWINGS ALLOWED US TO PAY DISTRIBUTIONS FROM OUR CASH FLOW FROM OPERATIONS.

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

WE MAY INCUR ADDITIONAL INDEBTEDNESS IN ORDER TO MEET OUR DISTRIBUTION REQUIREMENTS. WHILE WE HAVE NOT BORROWED FOR THE SPECIFIC PURPOSE OF PAYING DISTRIBUTIONS, OUR PRIOR BORROWINGS ALLOWED US TO PAY DISTRIBUTIONS FROM OUR CASH FLOW FROM OPERATIONS.

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

WE MAY BE SUBJECT TO FEDERAL INCOME TAX, STATE INCOME, FRANCHISE AND OTHER LOCAL TAXES THAT WOULD HARM OUR FINANCIAL CONDITION.

Even if we maintain our status as a REIT, we may become subject to federal income taxes.  For example, if we have net income from a sale of dealer property or inventory, that income will be subject to a 100% penalty tax. In addition, we may not be able to pay sufficient distributions to avoid corporate income tax and the 4% excise tax on undistributed income.

We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating entities through which we indirectly own our properties that would aversely affect our operating results. We cannot assure you that we will be able to maintain REIT status, or that it will be in our best interests to continue to do so.

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

Market Risk Related to Fixed-Rate Debt

As of September 30, 2004, our debt included fixed-rate mortgage notes with a carrying value of $53.2 million (excluding $3.1 million related to a property held for sale). Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual September 30, 2004 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $2.8 million at September 30, 2004. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $3.0 million at September 30, 2004.

INTEREST RATE SENSITIVITY

The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our mortgage notes payable by expected maturity date and weighted average interest rate as of September 30, 2004.

INTEREST RATE SENSITIVITY

	2005	2006	2007	2008	2009	THEREAFTER	TOTAL
MORTGAGE NOTES PAYABLE (A):
Fixed rate amount	$818,445	$867,097	$918,676	$965,159	$27,263,478	$22,359,592	$53,192,447
Weighted-average interest rate	5.71%	5.71%	5.71%	5.72%	5.49%	5.97%	5.71%

(a)  We have excluded $3.1 million of mortgage debt related to the Harahan Property which was sold on October 13, 2004.

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

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended September 30, 2004.

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

After payment of the foregoing expenses, we received approximately $177.0 million in net proceeds from the offering. As of November 15, 2004, we had used the proceeds as follows:

•    approximately $5.0 million to repay outstanding indebtedness;

•    approximately $76.1 million, net of related mortgages to complete acquisitions;

•    approximately $2.0 million for general working capital purposes; and

•    approximately $9.3 million for dividend payments.

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

(b)  Reports on Form 8-K:

On July 16, 2004, we filed a current report on Form 8-K/A to file pro forma financial information in connection with the acquisition of the Pittsburgh FBI and Lenexa FDA properties.

On August 17, 2004 we filed a current report on Form 8-K to furnish our earnings press release and Supplemental Operating and Financial Data package of financial results for the three months and six months ended June 30, 2004.

On September 15, 2004 we filed a current report on Form 8-K to report the acquisition of the Veteran Administration Outpatient Clinic in Baton Rouge, Louisiana.

On September 21, 2004 we filed a current report on Form 8-K to report the acquisition of the Hollings Judicial Center Annex in Charleston, South Carolina.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES TRUST, INC.
Date: November 15, 2004	By:	/s/ NANCY D. OLSON
Nancy D. Olson
Chief Financial Officer and Treasurer (principal financial officer)