Form 10-K
period 2004-12-31
GOVERNMENT PROPERTIES TRUST INC
filed 2005-03-11
CIK 1266112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-31962
Government Properties Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation of organization)	20-0611663 (IRS Employer Identification No.)

10250 Regency Circle, Suite 100 Omaha, Nebraska (Address of principal executive offices)	68114 (Zip Code)
Registrant’s telephone number, including area code:
(402) 391-0010
Securities registered pursuant to Section 12 (b) of the Act:
Common Stock, par value $0.01 per share
(Title of class)
Securities registered pursuant to Section 12 (g) of the Act: None.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrants most recently completed second quarter) was $215,987,100 based upon the reported closing sale price per Common Share of the New York Stock Exchange of $10.45. On March 8, 2005, approximately 20.7 million shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held on June 1, 2005 are incorporated into Part III.

FORWARD LOOKING STATEMENTS
      This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	the adequacy of our available capital for future acquisition requirements;

•	our capital expenditures;

•	the impact of changes in interest rates;

•	the impact on changes in government regulation and related litigation;

•	our growth intentions;

•	our financing strategy;

•	our acquisition strategy and objectives;

•	our risk mitigation strategy;

•	our policy to reserve for operating expenses and capital costs;

•	our distribution policy;

•	our proposed revolving credit facility; and

•	our operating expenses.
      Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this report.
      All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.
PART I

Item 1.	Business
Our Company
      We invest primarily in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. Currently, all of our properties are leased to the U.S. government. We believe that we are the only public company focused solely on investing in government-leased properties.
      Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the General Services Administration (“GSA”), the federal government’s property management arm, under long-term leases. Our portfolio consisted of twelve properties totaling approximately 627,293 rentable square feet as of December 31, 2004. These properties are 98% occupied and have a weighted-average remaining lease term of approximately 12 years based on the square footage of the properties as of December 31, 2004. Our tenants include:

•	Drug Enforcement Administration

•	Social Security Administration

•	Department of Justice

•	Federal Bureau of Investigation

•	Bureau of Public Debt

•	Food & Drug Administration

•	Veterans Administration Outpatient Clinic

•	Hollings Judicial Center (Federal Courthouse)

•	Citizenship & Immigration Services
      We own each of our properties through separate wholly-owned entities. We intend to expand our portfolio by acquiring additional government-leased properties.
      The credit worthiness of our governmental tenants enables us to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. We intend to finance our future acquisitions with a combination of cash, common stock, long-term fixed-rate debt and short-term credit lines. We intend to use our credit lines to finance acquisitions and deposits on a short-term basis. Our objective is to finance each property with long-term fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease. This strategy minimizes interest rate risk and should result in more consistent and reliable cash flow.
Recent Developments

Initial Public Offering
      We completed a public offering of our common stock and listed our common stock on the NYSE in January 2004. In connection with this offering, we received net proceeds (after expenses) of approximately $177.0 million, reincorporated in Maryland and changed our name to Government Properties Trust, Inc. The historical financial statements included in this report are those of our predecessor company (Gen-Net Lease Income Trust, Inc.).

Sale of Harahan property
      In October 2004, we sold our Harahan property, which is leased to Federal Express Corporation, for $1.5 million in cash and the assumption of a mortgage note payable in the amount of $3.1 million. This was the only property that we owned that was not leased to the U.S. government. We do not intend to purchase any additional properties that are not primarily occupied by governmental tenants.
2004 Property Acquisitions
      The following table lists the properties we acquired in 2004:

		Acquisition	Month
Property	Location	Cost	Acquired

Bureau of Public Debt (Mineral Wells BPD Property)	Mineral Wells, WV	$5,109,486	March
Federal Bureau of Investigation (Pittsburgh FBI Property)	Pittsburgh, PA	28,682,675	May
USDA District Offices (Lenexa FDA Property)	Lenexa, KS	10,525,293	June
Veterans Administration Outpatient Clinic (Baton Rouge VA Property)	Baton Rouge, LA	5,931,242	September
Federal Courthouse (Charleston Federal Courthouse Property)	Charleston, SC	19,277,829	September
Food & Drug Administration (College Park FDA Property)	College Park, MD	22,895,421	October
Immigration Services (Pittsburgh USCIS Property)	Pittsburgh, PA	10,582,553	October
Bureau of Public Debt (Parkersburg BPD Property)	Parkersburg, WV	20,227,362	November

		$123,231,861

Our Strategy and Objectives

Operational Objectives
      Our primary operational objective is to generate funds from operations to make cash distributions to our stockholders. We focus on the following activities to achieve this objective:

•	Acquiring properties that meet our acquisition criteria;

•	Financing those properties at a lower cost of capital than the capitalization rate we used in connection with the acquisition of the property;

•	Increasing our access to capital to finance property acquisitions;

•	Effectively managing our properties through ongoing negotiation of modifications to lease terms for the mutual benefit of the tenant and the landlord, property oversight and property expansions where feasible; and

•	Opportunistic property sales and redeployment of assets, when advisable.
      We intend to acquire properties leased to a variety of governmental entities on a nationwide basis. We expect most of our properties initially will be leased to the U.S. government under long-term leases. We will market both to owners and developers of government-leased properties and directly to governmental entities. We intend to expand our existing relationships with GSA-approved real estate developers, the GSA and various other governmental tenants, owners and developers around the country. We plan to continue to enter into pre-completion purchase agreements with developers to acquire newly developed properties upon completion and occupancy by governmental tenants. As a public company, we believe that developers and owners will view us as a more attractive and credible buyer than other potential non-public buyers.
      Our acquisition criteria include analyzing not only the in-place leases, but also analyzing the real estate characteristics of the property including location, parking, floor plans and construction quality. We focus on newer, well located properties that have remaining lease terms of ten years or more. We also consider, on a case-by-case basis, properties that have been constructed or significantly renovated within five years of our planned acquisition or that are more special use in nature due to specific government requirements or that have remaining lease terms of less than ten years. Special use or “build-to-suit” properties, however, generally must have remaining lease terms of fifteen years or more before we will consider them for acquisition. We believe our focus on newer properties reduces the risk of tenants failing to renew their leases at maturity and increases our ability to re-lease the property if the tenant does not renew. We intend to establish fully funded reserves, based on independent third-party reports, for future capital expenditures to ensure that we will have adequate funds to properly maintain our properties in the future.

Investment Objectives
      Our principal investment objective is to deliver attractive risk-adjusted returns to our stockholders by:

•	Paying regular dividends to our stockholders. We intend to distribute to our stockholders all or substantially all of our taxable REIT income each year to comply with the distribution requirements of the federal tax laws and to avoid federal income tax and the nondeductible excise tax. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our actual results of operations and numerous other factors discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. To the extent possible, we will seek to avoid the fluctuations in dividends that might result if dividends were based on actual cash received during the dividend period. To implement this policy, we may use cash received during prior periods, or cash received subsequent to the dividend period and prior to the payment date for such dividend to pay annualized dividends consistent with the dividend level established from time to time by our board of directors. Our ability to maintain this policy will depend upon our cash flow and applicable REIT rules. We cannot assure you that there will be cash available to pay dividends or that dividend amounts will not fluctuate. Subject to applicable

REIT rules, we will seek to reinvest proceeds from the sale, refinancing or other disposition of our properties by purchasing additional properties that are intended to produce additional distributable income.

•	Increasing the value of our properties. With intensive asset and property management, we believe our properties will be well maintained and improved during the term of our ownership, which should allow for long term appreciation in the value of our properties. In addition, we plan to routinely monitor our portfolio and selectively dispose of properties in an opportunistic manner. There is, of course, no assurance that the value of our properties will increase.

•	Preserving capital. We will attempt to preserve capital by continuing to invest in a diversified portfolio of quality real estate leased under long-term leases to governmental entities. We will also attempt to diversify our portfolio geographically and consider local factors such as taxing jurisdictions, risk of weather damage and local economy, among others, which may affect the underlying value of our acquired properties in the future.

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
Investment Policies
      Our primary investment policies are to:

•	Purchase properties that are primarily leased to the U.S. government, state governments, local governments, and government-sponsored enterprises;

•	Purchase newer, well-located properties that are not special use in nature and have remaining lease terms of ten years or more. We also consider, on a case-by-case basis, newer, well-located properties that are more special use in nature due to specific government requirements if the lease possesses a reasonable probability of renewal

•	Purchase properties at prices that are at or below appraised values; and

•	Use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy.
      Our board of directors may change our existing investment objectives and policies without stockholder approval.

Acquisition Criteria
      In analyzing proposed acquisitions, we evaluate various factors including:

•	The characteristics of the existing lease including the tenant and the intended use, term, type of lease (e.g., net, modified gross, gross), rental rates, base rent escalation if any, adjustment in rents for increases in operating expenses and taxes, and termination and assignment provisions, the essentiality of the function of the tenant, and the probability of lease renewal;

•	The type, size, and design of improvements, their age and condition, the quality of the construction methods and materials, the price per square foot of leased space, and the suitability of the property for alternative uses;

•	The nature of the general location (primary, secondary or tertiary markets), the viability of the sub-market including local demographics and the occupancy of and demand for similar properties in the sub-market area, specifically population and rental trends, and the functionality of the specific site;

•	The base rent, operating expenses, property tax, and state and local taxes, net operating income, price, the capitalization rate, prospective financing terms (amount, rate, term, amortization, loan-to-value ratio, debt service coverage ratio) and the prospective over-all rate of return, leveraged periodic return on equity and the all-in rate of return including the liquidation of the projected residual value;

•	How the prospective acquisition will fit with the existing portfolio to assure sufficient diversity in material investment characteristics;

•	Comparing the terms of the purchase and the existing lease to current market conditions and comparable transactions;

•	The suitability of property for and ability to efficiently lease or sublease any vacant space;

•	The ability of the property to achieve long-term capital appreciation;

•	The prospects for long-range liquidity of the investment in the property;

•	The rated security level of the property in the context of its use;

•	The appraised value of the property, the property’s condition, special engineering reports to evaluate unique characteristics of a property, and phase I environmental reports; and

•	Our ability to potentially improve the efficiency of the management of the property.
      In connection with our review of prospective acquisitions, we may engage third parties, such as environmental consultants, appraisers, engineers, accountants and lawyers, to help us perform our due diligence.

Sale-Leaseback Acquisitions
      We may acquire properties in sale-leaseback transactions. Sale-leaseback properties provide unique acquisition opportunities. Unlike acquisitions that rely heavily on the quality of the underlying real estate for property valuation and loan terms, sale-leaseback acquisitions focus on the quality of the tenant’s credit and on the completeness of the underlying lease obligations to provide an uninterrupted source of funds for loan repayment. Sale-leaseback acquisitions frequently permit an attractive loan-to-value ratio depending on the needs and desires of the seller. Loans for sale-leaseback acquisitions usually prohibit prepayment entirely or require the payment of make-whole premiums or the posting of collateral.

Assessing Prospects for Long-term Property Appreciation and Liquidity
      In reviewing a property for acquisition, we consider the property’s prospects for long-term appreciation and the prospects for long-range liquidity of the investment. In particular, we will seek to negotiate lease clauses providing for periodic inflation adjustments to the expense portion of base rent, and to minimize deferred maintenance by prompt attention to repair and replacement needs at the properties.

Property Operating Costs — Risk Mitigation Strategy
      Leases for governmental tenants vary widely and include net leases, gross leases and “modified” gross leases. Net leases require the tenant to pay all operating expenses, gross leases require the landlord to pay all operating expenses, and modified gross leases require the landlord and the tenant each to pay a portion of the operating expenses. We intend to acquire properties with all three types of leases, as well as variations of these leases, because we believe that gross leases and modified gross leases may provide higher returns for us than net leases. In our experience, GSA leases are generally modified gross leases. We plan to mitigate the higher risk of gross leases and modified gross leases through strict underwriting, due diligence, and intensive property management.

Financing Strategy
      We generally use fixed rate long-term mortgage financing to meet our 75% target leverage ratio. We choose a particular financing method based upon the most advantageous combination of attractive interest rates, leverage, assignability, repayment terms, and maturity dates available in the marketplace at the time, and customize our financing strategy for each type of transaction to maximize our return on investment. Our objective is to finance each property with long-term fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease.
      We consider a number of factors when evaluating our level of indebtedness and making financing decisions, including:

•	the interest rate and maturity date of the proposed financing;

•	the extent to which the financing impacts the flexibility with which we manage our properties;

•	prepayment penalties and restrictions on refinancing;

•	the purchase price of properties to be acquired with debt financing;

•	our long-term objectives with respect to the property;

•	our target investment return;

•	the terms of any existing leases;

•	assignability;

•	the remaining loan balance at the end of the lease term compared to the prospective value of the asset at such time;

•	the estimated market value of our properties upon refinancing of the indebtedness; and

•	the ability of particular properties and our company as a whole, to generate cash flow to cover expected debt service.
      We also consider the impact of individual financings on our corporate financial structure. Among the factors we consider are:

•	our overall level of consolidated indebtedness;

•	provisions that require recourse and cross-collateralization;

•	corporate credit ratios, including debt service coverage, and debt to total market capitalization; and

•	our overall mix of fixed-and variable-rate debt.
      We may obtain financing from banks, institutional investors or other lenders financing through lines of credit, bridge loans and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our properties. In addition, we may incur debt in the form of publicly or privately placed debt instruments. When possible, we will seek to replace short-term sources of capital with long-term financing in which we match or exceed, to the extent possible, the maturity of the debt to the lease term on the property securing the debt.
      Our indebtedness may be recourse or non-recourse. If the indebtedness is recourse, our general assets may be included in the collateral. If the indebtedness is non-recourse, the collateral will be limited to the particular property to which the indebtedness relates. To the extent possible, we will acquire properties using only non-recourse financing. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens on the properties, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to finance acquisitions, or the redevelopment of existing properties, for general working capital, or to purchase additional interests in partnerships or joint ventures. If necessary, we may also borrow funds to satisfy the requirement that we distribute to stockholders at least 90% of our annual taxable REIT income, or otherwise to ensure that we maintain our REIT status for federal income tax purposes.
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
      Net proceeds from the sale of any property may, at the discretion of our board of directors, be distributed to stockholders or reinvested in other properties. When reinvesting in other properties, tax-deferral will be a significant consideration. Any properties in which net proceeds from a sale are reinvested will be subject to the same acquisition criteria as other properties we acquire. See “Business — Acquisition Criteria.”
      In connection with the sale of a property, purchase money obligations secured by mortgages may be taken as partial payment. The terms of payment to us will be affected mainly by prevailing economic conditions. To the extent we receive notes and property other than cash on sales, such proceeds will not be included in net proceeds of sale until and to the extent the notes or other property are actually collected, sold, refinanced or otherwise liquidated. We may receive payments (cash and other property) in the year of sale in an amount less than the full sales price and subsequent payments may be spread over several years. Therefore, dividends to stockholders of the proceeds of a sale may be delayed until the notes or other property are collected at maturity, sold, refinanced, or otherwise converted to cash. The entire balance of the principal may be a balloon payment due at maturity. For federal income tax purposes, unless we elect otherwise, we will report the gain on such sale ratably as principal payments are received under the installment method of accounting.

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

Conflicts of Interest Policy.
      We have adopted a code of business conduct and ethics that prohibits conflicts of interest between our officers, employees and directors on the one hand, and our company on the other hand, except in compliance with the policy. Waivers of our code of business conduct and ethics must be disclosed in accordance with NYSE and SEC requirements. As of March 1, 2005, no waivers have been granted or sought.

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
Real Estate Management
      We perform asset and property management, and accounting and finance services relating to our properties.

Asset and Property Management
      We focus on maximizing the value of our portfolio, monitoring property performance and related operating costs, managing our investment opportunities and pursuing the acquisition of additional properties and, when appropriate, the disposition of selected properties. Our asset management staff directly oversees our portfolio with its primary emphasis being to protect and enhance long-term asset value. Our property management functions include the coordination and oversight of tenant improvements and building services. We will only provide to tenants those services that are customarily provided to tenants of other similar properties.

Accounting and Finance
      We perform accounting and finance services that relate to the management of our real estate. Our accounting and finance personnel perform management of accounts payable, collection of receivables and budgeting of our operating expenses through consultation with our property management group.
Capital Improvements Costs
      We primarily acquire properties after they have been leased so we do not directly negotiate or pay for tenant improvements. However, if the space must be re-leased, we may fund improvement or restoration of a tenant’s leased space. Furthermore, our GSA leases hold us as the owner responsible for any repair or replacement of structural components of a building, the roof, any parking facility and the electrical, plumbing, and HVAC equipment in the building.
Insurance
      We carry comprehensive liability, casualty, flood and rental loss insurance covering all of the properties in our portfolio. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We have also obtained terrorism insurance, as defined by the Terrorism Risk Insurance Act of 2002, on all of our properties, which is subject to exclusions for loss or damage caused by nuclear, biological and chemical weapons. It is our policy to obtain similar terrorism insurance on properties that we acquire in the future to the extent it is available. In addition, in certain areas, we pay additional premiums to obtain flood, wind, or earthquake insurance. We do not carry insurance for commonly uninsured losses such as loss from riots.

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
      Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to the increased regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.
      Prior to closing any property acquisition, we obtain environmental assessments in a manner we believe prudent to attempt to identify potential environment concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. We also believe that acquiring newer properties, that have been subject to these environmental regulations, helps mitigate our exposure to environmental risks.
      While we may purchase our properties on an “as is” basis, all of our purchase contracts contain an environmental contingency clause, which permits us to reject a property because of any environmental hazard at such property. We receive Phase I reports on all prospective properties.
      We believe that our portfolio complies in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters.

Americans with Disabilities Act
      Our properties must comply with Title III of the Americans with Disabilities Act (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in public areas of our properties where such removal is readily achievable. We believe that our existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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
      Among the positive factors relating to our ability to compete in acquiring properties are:

•	we have experience in buying GSA-leased properties;

•	we are a well funded public company with the ability to obtain financing;

•	our management is knowledgeable in real estate matters;

•	we have a positive reputation in the real estate industry; and

•	we have a history of closing property acquisitions that we contract to purchase.
      Among the negative factors relating to our ability to compete are the following:

•	we may have less knowledge than our competitors of certain markets in which we seek to purchase properties;

•	we have strict underwriting standards;

•	many of our competitors have greater financial and operational resources than we have;

•	our competitors or other entities may determine to pursue a strategy similar to ours; and

•	Some competitors may be willing to accept a lower return on their investment than we will accept.
      We also face competition in leasing available properties to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market.
Employees
      We employed 14 employees as of March 1, 2005. None of our employees is represented by a labor union. We consider our employee relations to be good.
Available Information
      Our website is located at www.gptrust.com. We make our SEC filings available through our website as soon as reasonably practicable after we file these reports with the SEC. Copies of our Governance Guidelines, Code of Business Conduct and Ethics and charters of our Audit, Compensation, Finance, Real Estate Investment and Nominating & Governance Committees are also available, free of charge, on our website and in print to any stockholder who requests it from our investor relations representative c/o Government Properties Trust, Inc., Investor Relations Representative, 10250 Regency Circle, Suite 100, Omaha, Nebraska 68114. None of the information on our website or any other website identified herein is part of this report.

Item 2.	Properties
      Our portfolio consisted of twelve properties totaling 627,293 square feet as of December 31, 2004. These properties are 98% occupied and had a weighted-average remaining lease term of approximately 12 years based on the square footage of the properties as of December 31, 2004. All of our properties are occupied by U.S. government agencies. We do not intend to purchase any properties that are primarily occupied by non-governmental tenants.
      Our portfolio as of December 31, 2004 consisted of the following:

						Lease
					Gross	Maturity/
		Year Built/	Sq. Ft.	Rent/	Annualized	Early
Location	Tenant/ Occupant	Renovated	Leased	Sq. Foot	Rent	Termination	Lease Type

Bakersfield, California	United States of American/ Drug Enforcement Administration	2000	9,800	$32.11	$314,640	Nov. 2010/ Nov. 2008	Modified Gross Lease
Kingsport, Tennessee	United States of America/ Social Security Administration	1999	22,848	$17.36	$396,624	Oct. 2014/ Oct. 2009	Modified Gross Lease
Charleston, West Virginia	United States of America/ Social Security Administration	1959/1999	90,050	$22.25	$2,004,360	Dec. 2019/ None	Modified Gross Lease
Clarksburg, West Virginia	United States of America/ Department of Justice, Drug Enforcement Administration, Federal Bureau of Investigation, Social Security Administration	1998	55,443	$23.26	$1,289,724	Jan. 2019/ Jan. 2016	Modified Gross Lease
Mineral Wells, West Virginia	United States of America/ Bureau of Public Debt	2003	38,324	$12.79	$490,056	Sep. 2017/ Sep. 2012	Modified Gross Lease
Pittsburgh, Pennsylvania	United States of America/ Federal Bureau of Investigation	2001	87,178	$37.13	$3,236,880	Oct. 2016/ None	Modified Gross Lease
Lenexa, Kansas	United States of America Food and Drug Administration	1991	53,500	$22.03	$1,178,340	Jun. 2012/ None	Modified Gross Lease
Baton Rouge, Louisiana	United States of America/ Veterans Administration	2004	30,000	$24.12	$723,600	Jun. 2019/ None	Modified Gross Lease
Charleston, South Carolina	United States of America/ Federal District Court	1999	44,250	$37.93	$1,678,608	Jul. 2019/ None	Modified Net Lease

						Lease
					Gross	Maturity/
		Year Built/	Sq. Ft.	Rent/	Annualized	Early
Location	Tenant/ Occupant	Renovated	Leased	Sq. Foot	Rent	Termination	Lease Type

College Park, Maryland	United States of America Food and Drug Administration	2004	65,760	$36.17	$2,378,316	Aug. 2014/ None	Modified Gross Lease
Pittsburgh, Pennsylvania	United States Citizenship and Immigration Services	2004	36,153	$33.31	$1,199,208	Feb. 2014/ None	Modified Gross Lease
Parkersburg, West Virginia	United States of America/Bureau of Public Debt	2004	80,657	$26.11	$2,105,916	Aug. 2019/ None	Modified Gross Lease
As used in the table above and throughout this report, “Gross Annualized Rent” is determined by multiplying December 2004 rents by 12 and “Rent Per Square Foot” is determined by dividing the Gross Annualized Rent by the leased square footage of the property.
      Bakersfield, California. The Bakersfield DEA property is 100% leased to the federal government and is occupied by the U.S. Drug Enforcement Administration. This property houses the U.S. Drug Enforcement Administration’s regional headquarters. The property consists of an approximately 2.10 acre parcel with a two story office building containing 9,800 leased square feet of office and related space. The building was completed in 2000.
      The Bakersfield DEA property is leased pursuant to a modified gross lease, which will expire on November 27, 2010, unless terminated pursuant to an early termination clause on November 27, 2008. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the Bakersfield DEA property in January 2003 for $2.4 million, or approximately $243 per leased square foot. We financed the acquisition through a $1.6 million loan from Genesis, which we repaid in February 2004. In February 2005, we obtained financing for approximately $1.4 million from CW Capital, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 5.867% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due March 1, 2020.
      Charleston, West Virginia. The Charleston SSA property is 100% leased by the federal government and is occupied by the U.S. Department of Labor, the U.S. Social Security Administration and related state agencies. This property houses the Social Security Administration’s regional administrative office. The property is an approximately 1.68 acre parcel with a five story building containing 90,050 leased square feet of office and related space. The building was completed in 1959 and completely renovated to core and shell in 1999.
      The Charleston SSA property is leased pursuant to a modified gross lease, which will expire on December 9, 2019. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the Charleston SSA property in April 2003 for $18.4 million, or approximately $205 per leased square foot. We financed the acquisition through a $14.0 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013. We also drew $2.8 million against our existing line of credit, which carries a variable interest rate based on the lender’s prime rate plus 50 basis points, which rate was 4.5% as of December 31, 2003. We repaid this debt in February 2004.
      Clarksburg, West Virginia. The Clarksburg GSA property is 100% leased by the federal government and is occupied by the U.S. Social Security Administration, the U.S. Drug Enforcement Administration, the Federal Bureau of Investigation and the U.S. Department of Justice. The property is an approximately 1.02 acre parcel with a three story building containing 55,443 leased square feet of office and related space. The building was completed in 1998.
      The Clarksburg GSA property is leased pursuant to a modified gross lease, which will expire on January 19, 2019, unless terminated pursuant to an early termination clause on January 19, 2016. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the Clarksburg GSA property in April 2003 for $11.0 million, or approximately $199 per leased square foot. We financed the acquisition through a $8.3 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013.
      Kingsport, Tennessee. The Kingsport SSA property is 100% leased by the federal government and is occupied by the U.S. Social Security Administration. This property houses the Social Security Administration’s regional administrative office. The property is an approximately 2.334 acre parcel with a single story building containing 22,848 leased square feet of office and related space. The building was completed in 1999.
      The Kingsport SSA property is leased pursuant to a modified gross lease, which will expire on October 31, 2014, unless terminated pursuant to an early termination clause on October 31, 2009. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the Kingsport SSA property in April 2003 for $3.0 million, or approximately $131 per leased square foot. We financed the acquisition through the assumption of the seller’s first mortgage loan in the amount of $2.3 million from Bank of America, which matures on April 1, 2010 and an unsecured loan issued by the seller in the amount of $0.2 million. In July 2004 we repaid the unsecured loan. We also drew $0.3 million against our existing line of credit on April 30, 2003 to fund a portion of the purchase price, which was repaid in May 2003. The unpaid principal balance of the first mortgage loan bears interest at a rate of 8.23% per annum, with monthly payments being amortized on a 25-year schedule, and has a balloon payment due April 1, 2010.

      Mineral Wells, West Virginia. The Mineral Wells BPD property is 100% leased by the federal government and is occupied by the U.S. Bureau of Public Debt. The property is an approximately 7.51 acre parcel with a single story building containing 38,324 leased square feet of office and related space. The building was completed in 2003.
      The Mineral Wells BPD property is leased pursuant to a modified gross lease, which will expire on September 30, 2017, unless terminated pursuant to an early termination clause on September 30, 2012. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the Mineral Wells BPD property in March 2004 for $5.1 million in cash, or approximately $133 per leased square foot.
      Pittsburgh, Pennsylvania. The Pittsburgh FBI property is 100% leased by the federal government and is occupied by the U.S. Federal Bureau of Investigation. The property consists of an approximately 4.573 acre parcel with a four story building containing 87,178 leased square feet of office and related space. The building was completed in 2001.
      The Pittsburgh FBI property is leased pursuant to a modified gross lease, which will expire on October 5, 2016. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the Pittsburgh FBI property in May 2004 for $28.7 million, or approximately $329 per leased square foot. We financed the acquisition in July 2004 through a $21.0 million loan from PNC Bank, which matures on August 1, 2009. The unpaid principal balance of the note bears interest at a rate of 5.5% per annum. Monthly payments are amortized on a 26-year schedule, with a balloon payment due on August 1, 2009.
      Lenexa, Kansas. The Lenexa FDA property is 100% leased by the federal government and is occupied by the U.S. Food and Drug Administration. The property consists of an approximately 5.05 acre parcel with two single story buildings containing a total of 53,500 leased square feet of office and laboratory space. The buildings were completed in 1991.
      The Lenexa FDA property is leased pursuant to a modified gross lease, which will expire on June 21, 2012. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the Lenexa FDA property in June 2004 for $10.5 million, or approximately $197 per leased square foot. We financed the acquisition in July 2004 through an $8.0 million loan from Wachovia, which matures on August 11, 2009. The unpaid principal balance of the note bears interest at a rate of 5.44% per annum. Monthly payments are amortized on a 27-year schedule, with a balloon payment due August 11, 2009.

      Baton Rouge, Louisiana. The Baton Rouge VA property is 100% leased by the federal government and is occupied by a Veterans Administration outpatient clinic. The property consists of an approximately 4.77 acre parcel with a single story building containing 30,000 leased square feet of office and related space. The building was completed in 2004.
      The Baton Rouge VA property is leased pursuant to a modified gross lease, which will expire on June 3, 2019. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the Baton Rouge VA property in September 2004 for $5.9 million, or approximately $198 per leased square foot. In February 2005 we obtained financing for approximately $4.8 million from CW Capital, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 5.867% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due March 1, 2020.
      Charleston, South Carolina. The Charleston Federal Courthouse property is 100% leased by the federal government and is occupied by Federal District Court. The property consists of an approximately 0.305 acre parcel with a four story building containing 44,250 leased square feet of office and related space. The building was completed in 1999.
      The Charleston Federal Courthouse property is leased pursuant to a modified net lease, which will expire on July 31, 2019. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. We are responsible for the building’s roof and structural repair, property insurance, and base year real estate taxes. The government pays all operating expenses and any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us.
      We acquired the Charleston Federal Courthouse property in September 2004 for $19.3 million, or approximately $436 per leased square foot. In February 2005 we obtained financing for approximately $14.6 million from CW Capital, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 5.867% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due March 1, 2020.
      College Park, Maryland. The College Park FDA property consists of an approximately 4.3811 acre parcel with a three story building containing 79,000 square feet of office and laboratory space of which 65,760 is leased by the federal government and is occupied by the U.S. Food and Drug Administration. The remaining 13,240 square feet is currently vacant. The building was completed in 2004.
      The College Park FDA property is leased pursuant to a modified gross lease, which will expire on August 31, 2014. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the College Park FDA property in October 2004 for $22.9 million, or approximately $290 per square foot. We financed the acquisition through the assumption of the seller’s first mortgage loan in the amount of $16.7 million loan from Capital Realty, which matures on October 26, 2026. The unpaid principal balance of the first mortgage loan bears interest at a rate of 6.75% per annum, with monthly payments being amortized on a 22-year schedule.
      Pittsburgh, Pennsylvania. The Pittsburgh USCIS property is 100% leased by the federal government and is occupied by the U.S. Citizenship and Immigration Services. The property consists of an approximately 2.465 acre parcel with a three story building containing 36,153 leased square feet of office and related space. The building was completed in 2004.
      The Pittsburgh USCIS property is leased pursuant to a modified gross lease, which will expire on February 26, 2014. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the Pittsburgh USCIS property in October 2004 for $10.6 million, or approximately $294 per leased square foot. We financed the acquisition through a $8.0 million loan from Nomura Credit, which matures on December 11, 2011. The unpaid principal balance of the note bears interest at a rate of 5.13% per annum. Monthly payments are amortized on a 25-year schedule, with a balloon payment due December 11, 2011.
      Parkersburg, West Virginia. The Parkersburg BPD property is 100% leased by the federal government and is occupied by the U.S. Bureau of Public Debt. The property consists of an approximately 6.12 acre parcel with a five story building containing 80,657 leased square feet of office and related space. The building was completed in 2004. The federal government has exercised a consolidation option whereby the Company will expand the Parkersburg Property by an additional 102,000 square feet bringing the total complex to approximately 183,000 leased square feet. The cost of the expansion to the Property will be approximately $22.5 million and will be paid over the term of the expansion scheduled for completion in first half of 2006.
      The Parkersburg BPD property is leased pursuant to a modified gross lease, which will expire on August 31, 2019. Upon the completion of the expansion described above, the lease term for the entire building will be extended to 15 years from the date of acceptance of the expansion. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. Included as rent is a negotiated amount for the building’s operating costs, and base year real estate taxes. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index.
      We acquired the Parkersburg BPD property in November 2004 for $20.2 million in cash, or approximately $251 per leased square foot.

Other Considerations
      We believe that all of the properties described above are maintained in good condition and are adequately covered by insurance.

Item 3.	Legal Proceedings
      As of March 1, 2005, we were not named or threatened to be named in any lawsuits, claims or similar proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock is traded on the New York Stock Exchange (“NYSE) under the symbol “GPP”. Our stock began trading on the NYSE on January 27, 2004. Mr. Peschio, the Company’s Chief Executive Officer, certified, with qualification, to the NYSE that to the best of his knowledge, the Company is in full compliance with the NYSE’s Corporate Governance listing standards. The above qualification, at the time of the certification, was that the Company had not completed outsourcing its internal audit function. The Company is in the process of engaging an internal audit firm, and shall have adopted an internal audit charter and internal audit plan by the end of the first quarter 2005. The company has periodically advised the Exchange staff of its progress and timetable in implementing the foregoing activities.
      On March 8, 2005, the reported closing sale price on the NYSE was $10.22, and there were approximately 20.7 million common shares outstanding held by approximately 78 holders of record. The following table sets forth the high and low closing sales prices per common share reported on the NYSE and distributions we paid for the year ended December 31, 2004.

			Distribution
	High	Low	Paid

First quarter	$13.90	$13.03	$0.15
Second quarter	13.32	8.75	0.15
Third quarter	11.06	8.90	0.15
Fourth quarter	10.69	9.37	0.15
      We intend to distribute to our stockholders all or substantially all of our taxable REIT income each year to comply with the distribution requirements of the federal tax laws and to avoid federal income tax and the nondeductible excise tax. To maintain our status as a REIT, we must distribute to our stockholders an amount at least equal to (i) 90% of our taxable REIT income (determined before the deduction for dividends paid and excluding any net capital gain) plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income less (iii) any excess non-cash income (as determined under the federal tax laws). To the extent not inconsistent with maintaining REIT status, we may retain accumulated earnings of any taxable REIT subsidiaries in those subsidiaries.
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
      We paid dividends of $0.15 per share on October 15, 2003, January 15, 2004, April 15, 2004, July 15, 2004, October 15, 2004 and January 15, 2005. In accordance with our revised policy, these dividends were not paid on a pro rata basis. In the future, dividends will not be paid on a pro rata basis. There is, of course, no assurance that we will be able to maintain our dividend at this level, or at all.

      The following table summarizes our equity compensation plans as of December 31, 2004:

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	173,247	$0.00	809,985
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	173,247	$0.00	809,985
      We completed a registered public offering on January 26, 2004. The SEC declared the registration statement for this offering (Form S-11, file nos. 333-109565 and 333-112219) effective on January 26, 2004. We registered 19,320,000 shares of common stock, including 2,520,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $193.2 million. The offering terminated upon its completion. We registered for the public offering through an underwriting syndicate managed by Friedman, Billings, Ramsey & Co., Inc., BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., and Flagstone Securities, LLC. Our expenses for the offering included approximately $13.5 million for underwriting discounts and commissions, $0.7 million for reimbursement of underwriter expenses, $2.0 million for other expenses, for a total of $16.2 million. All of these expenses were paid directly to the recipients and none were paid to any of our officers, directors, ten percent or greater stockholders, or affiliates.
      After payment of the foregoing expenses, we received approximately $177.0 million in net proceeds from the offering. As of March 8, 2005, we had used the proceeds as follows:

•	approximately $5.0 million to repay outstanding indebtedness;

•	approximately $50.2 million, net of related mortgages, to complete acquisitions;

•	approximately $12.4 million for dividend payments.
      The remainder of the net proceeds are temporarily invested in money market investments and will ultimately be used for acquisitions, dividends and working capital.

Item 6.	Selected Financial Data
      The following table sets forth our selected historical operating and financial data. The following selected consolidated financial information as of December 31, 2004, 2003, 2002 and 2001 and for the years then ended were derived from our audited financial statements contained elsewhere in this report.
      You should read the information below in conjunction with the other financial information and analysis presented in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended December 31,

	2004	2003	2002	2001

Revenue
Rental income	$9,091,592	$2,812,476	$—	$—
Tenant reimbursements	366,727	—	—	—

Total net revenue	9,458,319	2,812,476	—	—
Expenses
Property operations	1,849,838	623,178	—	—
Real estate taxes	964,934	238,170	—	—
Depreciation and amortization	2,649,747	764,089	—	—
General and administrative	4,020,414	440,668	8,836	—

Total expenses	9,484,933	2,066,105	8,836	—

Operating income (loss)	(26,614)	746,371	(8,836)	—
Other income (expense):
Interest income	1,719,925	21,635	3,183	1,340
Interest expense	(2,481,219)	(1,188,050)	(822)	—
Expense from issuance and exercise of warrant	(2,097,900)	—	—	—
Amortization of deferred financing fees	(271,595)	(9,230)	—	—

(Loss) income before income taxes	(3,157,403)	(429,274)	(6,475)	1,340
Income tax benefit (expense)	—	—	725	(725)

(Loss) income from continuing operations	(3,157,403)	(429,274)	(5,750)	615

Discontinued operations:
Gain from disposal of property	313,857	—	—	—
Income from operations of disposed property	100,015	47,158	665	—

Income from discontinued operations	413,872	47,158	665	—

Net (loss) income	$(2,743,531)	$(382,116)	$(5,085)	$615

Earnings per share (basic and diluted):
(Loss) income from continuing operations	$(0.16)	$(0.51)	$(0.27)	$0.06
Income from discontinued operations	0.02	0.05	0.03	—

Net (loss) income	$(0.14)	$(0.46)	$(0.24)	$0.06

	December 31,

	2004	2003	2002	2001

Balance Sheet Information(1):
Investment in real estate, net	$155,370,667	$34,074,023	$—	$—
Cash and cash equivalents(2)	95,918,151	1,029,744	2,314,319	956
Property held for sale	—	4,266,438	4,384,090	—
Total assets	256,320,587	42,674,586	6,879,595	181,101
Lines of credit	—	3,047,655	337,867	—
Mortgage notes payable	77,584,897	24,647,478	—	—
Liabilities related to property held for sale	—	3,195,359	3,202,333	—
Total liabilities	83,915,892	34,896,221	3,917,057	80,486
Total liabilities and stockholders’ equity	256,320,587	42,674,586	6,879,595	181,101

	2004	2003	2002	2001

Other Information:
Cash flow:
(Used in) provided by operating activity	$(33,058)	$(383,281)	$153,208	$5,989
Used in investing activity	$(104,840,161)	$(35,202,876)	$(4,523,548)	$—
Provided by (used in) financing activity	$197,927,173	$34,032,697	$6,683,703	$(5,033)
Property rentable square footage(1)	613,810	248,848	70,707	—
EBITDA — historical(3)	$2,659,030	$1,579,253	$(4,988)	$1,340

(1)	We acquired our first operating property on December 26, 2002.

(2)	Includes restricted cash of $2,103,338 and $268,885 at December 31, 2004 and 2003, respectively.

(3)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe EBITDA is useful to investors as an indicator of our ability to service debt and pay cash distributions. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (GAAP), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

	2004	2003	2002	2001

GAAP Reconciliation
Net (loss) income(a)	$(2,743,531)	$(382,116)	$(5,085)	$615
Add back (deduct):
Depreciation and amortization	2,649,747	764,089	—	—
Interest expense(b)	2,752,814	1,197,280	822	—
Income taxes	—	—	(725)	725

EBITDA	$2,659,030	$1,579,253	$(4,988)	$1,340

(a)	Includes expense from issuance of warrant of $2,097,900 for the year ended December 31, 2004.

(b)	Includes amortization of deferred financing fees of $271,595 and $9,230 for the year ended December 31, 2004 and 2003, respectively.

      The following table sets forth our selected consolidated quarterly summary of operations for 2004.

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Revenue
Rental income	$4,031,516	$2,338,335	$1,677,748	$1,043,993
Tenant reimbursements	160,876	41,656	164,195	—

Total net revenue	4,192,392	2,379,991	1,841,943	1,043,993
Expenses
Property operations	723,268	543,020	335,772	247,778
Real estate taxes	386,506	257,403	172,928	148,097
Depreciation and amortization	1,212,756	673,396	483,486	280,109
General and administrative	994,204	1,037,025	958,641	1,030,544

Total expenses	3,316,734	2,510,844	1,950,827	1,706,528

Operating (loss) income	875,658	(130,853)	(108,884)	(662,535)
Other income (expense):
Interest income	481,508	607,884	387,264	243,269
Interest expense	(1,054,698)	(660,373)	(367,319)	(398,829)
Expense from issuance and exercise of warrant	—	—	—	(2,097,900)
Amortization of deferred financing fees	(101,510)	(91,571)	(74,900)	(3,614)

(Loss) income from continuing operations	200,958	(274,913)	(163,839)	(2,919,609)

Discontinued operations:
Gain from disposal of property	313,857	—	—	—
Income from operations of disposed property	11,491	42,156	42,497	3,871

Income from discontinued operations	325,348	42,156	42,497	3,871

Net (loss) income	$526,306	$(232,757)	$(121,342)	$(2,915,738)

Earnings per share (basic and diluted):
(Loss) income from continuing operations	$0.01	$(0.01)	$(0.01)	$(0.20)
Income from discontinued operations	0.02	—	—	—

Net (loss) income	$0.03	$(0.01)	$(0.01)	$(0.20)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with “Selected Financial Data” and our audited financial statements and the related notes thereto.
Overview
      We invest primarily in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company focused solely on investing in government-leased properties. We own each of our properties through separate wholly-owned entities.
      Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the General Services Administration (“GSA”), the federal government’s property management arm, under long-term leases. Our portfolio consisted of twelve properties totaling 627,293 rentable square feet as of December 31, 2004. These properties are 98% occupied and have a weighted-average remaining lease term of approximately 12 years based on the square footage of the properties as of December 31, 2004. Our tenants include:

•	Drug Enforcement Administration

•	Social Security Administration

•	Department of Justice

•	Federal Bureau of Investigation

•	Bureau of Public Debt

•	Food & Drug Administration

•	Veterans Administration Outpatient Clinic

•	Hollings Judicial Center (Federal Courthouse)

•	Citizenship & Immigration Services
      We own each of our properties through separate wholly-owned entities. We intend to expand our portfolio by acquiring additional government-leased properties.
      Based on the credit worthiness of our governmental tenants, our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. We intend to finance our future acquisitions with a combination of cash, common stock, long-term fixed-rate debt and short-term credit lines. We intend to use our credit lines to finance acquisitions and deposits on a short-term basis. Our objective is to finance each property with long-term fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease. This strategy minimizes interest rate risk and should result in more consistent and reliable cash flow.
      Leases for governmental tenants vary widely and include net leases, gross leases and “modified” gross leases. Net leases require the tenant to pay all operating expenses, gross leases require the landlord to pay all operating expenses, and modified gross leases require the landlord and the tenant each to pay a portion of the operating expenses. We intend to acquire properties with all three types of leases, as well as variations of these leases, because we believe that gross leases and modified gross leases may provide higher returns for us than net leases. In our experience, GSA leases are generally modified gross leases. We plan to mitigate the higher risk of gross leases and modified gross leases through strict underwriting, due diligence and intensive property management.
Critical Accounting Policies

Revenue Recognition
      We recognize rental revenue on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as rent received in advance. Our leases are generally only subject to annual inflation increases over the term of the lease for a portion of the rent due. Our leases generally contain provisions under which the tenants reimburse us for real estate taxes incurred by us over a specified base amount. Such amounts are recognized as tenant reimbursement revenue in the period in which the real estate tax expenses over the specified base amount are incurred.
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
      All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheet as “Real estate under development.” As each project is completed and becomes available for lease-up, the total cost of the building is depreciated over the estimated useful life. Interest and personnel support cost directly related to the development are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value.
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
      When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. Our review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. Our cash flow estimate considers factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These estimates have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation
      We allocate the purchase price of properties we acquire to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations.” In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.
      We allocate a portion of the purchase price to above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the lease. In the case of below market leases, we consider the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The capitalized above-market lease values (which would be presented as lease intangibles in consolidated balance sheet) would be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases, which currently range from seven to 19 years. The capitalized below-market lease values (which would be presented as deferred income) would be amortized as an addition to rental income over the remaining contractual lease period and any renewal periods included in the valuation analysis. We currently have no above-market or below-market leases. We also assume that our at market rate tenants would not exercises any early terminations clauses in determining the value allocated to their lease or the amortization of the related lease costs. If a tenant terminates its lease, the unamortized portion of the lease intangibles would be charged to expense.
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
      We also consider an allocation of purchase price to in-place leases that have a related customer relationship intangible value. Characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We currently have the U.S. government as our major tenant, but have not yet developed a relationship that we would consider to have any current intangible value.
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

Results of Operations
      The following table presents a comparison of our operating results for the years ended December 31, 2004, 2003 and 2002. We commenced operations in December 2002 when we acquired our first property. During 2003, we acquired four additional properties. During 2004, we acquired eight additional properties and sold one property. Prior to December 2002, our operations were limited to pursuing property acquisitions.

			Increase		Increase
	2004	2003	(Decrease)	2002	(Decrease)

Revenue
Rental income	$9,091,592	$2,812,476	$6,279,116	$—	$2,812,476
Tenant reimbursements	366,727	—	366,727	—	—

Total net revenue	9,458,319	2,812,476	6,645,843	—	2,812,476
Expenses
Property operations	1,849,838	623,178	1,226,660	—	623,178
Real estate taxes	964,934	238,170	726,764	—	238,170
Depreciation and amortization	2,649,747	764,089	1,885,658	—	764,089
General and administrative	4,020,414	440,668	3,579,746	8,836	431,832

Total expenses	9,484,933	2,066,105	7,418,828	8,836	2,057,269

Operating income (loss)	(26,614)	746,371	(772,985)	(8,836)	755,207
Other income (expense):
Interest income	1,719,925	21,635	1,698,290	3,183	18,452
Interest expense	(2,481,219)	(1,188,050)	(1,293,169)	(822)	(1,187,228)
Expense from issuance and exercise of warrant	(2,097,900)	—	(2,097,900)	—	—
Amortization of deferred financing fees	(271,595)	(9,230)	(262,365)	—	(9,230)

Loss before income taxes	(3,157,403)	(429,274)	(2,728,129)	(6,475)	(422,799)
Income tax benefit	—	—	—	725	(725)

Loss from continuing operations	(3,157,403)	(429,274)	(2,728,129)	(5,750)	(423,524)

Discontinued operations:
Gain from disposal of property	313,857	—	313,857	—	—
Income from operations of disposed property	100,015	47,158	52,857	665	46,493

Income from discontinued operations	413,872	47,158	366,714	665	46,493

Net loss	$(2,743,531)	$(382,116)	$(2,361,415)	$(5,085)	$(377,031)

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
      Rental Revenue Rental revenue was $9,091,592 for the year ended December 31, 2004 and $2,812,476 for the year ended December 31, 2003. The increase was due to our acquisition of eight additional properties during 2004 and the impact of receiving a full year of rental on the properties we acquired in 2003.
      Tenant reimbursements Tenant reimbursements revenue was $366,727 for 2004 and $0 for 2003. This amount represents the tenant’s reimbursement for the real estate tax expense in excess of the real estate tax base amount as defined in the respective lease agreement. The amount of revenue recognized during 2004 represents the real estate tax expense in excess of the real estate base amount for all properties owned as of December 31, 2004.
      Property operations expense Property operations expense was $1,849,838 for the year ended December 31, 2004 and $623,178 for the year ended December 31, 2003. The increase was due to the expansion of our operations and acquisition of properties.
      Real estate tax expense Real estate tax expense was $964,934 for the year ended December 31, 2004 and $238,170 for the year ended December 31, 2003. The increase was due to the expansion of our operations and acquisition of properties.
      Depreciation and amortization expense Depreciation and amortization was $2,649,747 for the year ended December 31, 2004 and $764,089 for the year ended December 31, 2003. The increase was due to the expansion of our operations and acquisition of properties.
      General and administrative expense General and administrative expense was $4,020,414 for the year ended December 31, 2004 and $440,668 for the year ended December 31, 2003. The increase was due to the expansion of our operations to become self-managed and to increase our acquisition staff and related activity. The increased amounts were for additional salaries, compensation, directors’ and officers’ insurance, office rent, professional fees, and public company related expenses.
      Interest income Interest income was $1,719,925 for the year ended December 31, 2004 and $21,635 for the year ended December 31, 2003. The increase was primarily due to interest income earned on short-term investments from our January 2004 Offering proceeds.
      Interest expense Interest expense was $2,481,219 for the year ended December 31, 2004 and $1,188,050 for the year ended December 31, 2003. The increase was due to additional payment on debt incurred by us in 2004 for property acquisition and for working capital purposes prior to our January 2004 Offering.
      Expense from issuance and exercise of warrant In January 2004, we recognized $2,097,900 of expense related to the exercise of a warrant to purchase 210,000 shares of our common stock. The warrant was issued to an affiliate of one of our underwriters which provided a line of credit to us.
      Amortization of deferred financing fees Amortization of deferred financing fees was $271,595 for the year ended December 31, 2004 and $9,230 for the year ended December 31, 2003. The increase was primarily due to the amortization of financing fees of approximately $214,000 recognized related to the $50 million revolving credit facility obtained in April 2004. The remaining increase is due to the amortization of financing fees incurred by us in 2004 in connection with additional debt we obtained.
      Gain from disposal of property In October 2004, we completed the sale of the Harahan Property which resulted in a gain from disposal of property in the amount of $313,857.
      Income from operation of disposed property Income from operation of disposed property was $100,015 for the year ended December 31, 2004 and $47,158 for the year ended December 31, 2003. This represents the operating results for the Harahan Property. The increase is due to no depreciation or amortization expense recognized from the date Harahan was deemed held for sale in the first quarter of 2004.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002
      Rental Revenue Rental revenue was $2,812,476 for the year ended December 31, 2003 which is the result of four property acquisitions we made during the year. We had no revenue from continuing operations in the year ended December 31, 2002. In October 2004 we sold our Harahan Property which we acquired in December 2002. The results of operations for this property are now included in discontinued operations.
      Property operations expense Property operations expense was $623,178 for the year ended December 31, 2003. We had no property operations expense from continuing operations in 2002. The increase was due to the expansion of our operations and acquisition of properties.

      Real estate tax expense Real estate tax expense was $238,170 for the year ended December 31, 2003. We had no real estate taxes from continuing operations in 2002. The increase was due to the expansion of our operations and acquisition of properties.
      Depreciation and amortization expense Depreciation and amortization was $764,089 for the year ended December 31, 2003. We had no depreciation and amortization expense from continuing operations in 2002. The increase was due to the expansion of our operations and acquisition of properties.
      General and administrative expense General and administrative expense was $440,668 for the year ended December 31, 2003 and $8,836 for the year ended December 31, 2002. The increase was due to the expansion of our operations and acquisition of properties.
      Interest income Interest income was $21,635 for the year ended December 31, 2003 and $3,183 for the year ended December 31, 2002. The increase was primarily due to interest income earned on short-term investments, which were raised in our previous offering.
      Interest expense Interest expense was $1,188,050 for the year ended December 31, 2003 and $822 for the year ended December 31, 2002. The increase was due to additional debt incurred by us in 2003 for property acquisition and working capital purposes.
      Amortization of deferred financing fees Amortization of deferred financing fees was $9,230 for the year ended December 31, 2003. We had no amortization of deferred financing fees in 2002. The increase is due to the amortization of financing fees incurred by us in 2003 for additional debt we obtained.
      Income from discontinued operations Income from discontinued operations was $47,158 for the year ended December 31, 2003 and $665 for the year ended December 31, 2002. The increase was due to a full year of operations of our Harahan Property in 2003 as compared to 2002. The Harahan Property was acquired in December 2002 and was sold in October 2004.
Liquidity and Capital Resources
      Our short-term liquidity requirements consist primarily of funds to acquire properties and to pay for operating expenses, dividends, and other expenditures directly associated with our properties, such as:

•	acquisition costs, deposits on properties and purchases of properties;

•	recurring maintenance, repairs and other operating expenses necessary to maintain our properties;

•	property taxes, state and local tax assessments, and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions;

•	general and administrative expenses; and

•	future distributions paid to our stockholders.
      Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations and borrowings.

      Our current mortgage debt obligations are set forth below:

		Balance as of
Lender	Collateral	December 31, 2004

		(In millions)
Operating Properties:
LaSalle Bank/ GEMSA	Charleston SSA property	$13.7
LaSalle Bank/ GEMSA	Clarksburg GSA property	8.2
Bank of America	Kingsport SSA property	2.3
PNC Bank	Pittsburgh FBI property	20.9
Wachovia Bank	Lenexa FDA property	7.9
Capital Realty	College Park FDA property	16.6
Nomura Credit	Pittsburgh USCIS property	8.0

Total		$77.6

      We financed the acquisition of our Charleston SSA property in April 2003 through a $14 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013.
      We financed the acquisition of our Clarksburg GSA property in April 2003 through an approximately $8.3 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013.
      We financed the acquisition of our Kingsport SSA property in April 2003 through the assumption of the seller’s first mortgage loan in the amount of $2.3 million from Bank of America, which matures on April 1, 2010, and an unsecured loan issued by the seller in the amount of $0.2 million which we repaid in July 2004. The unpaid principal balance of the first mortgage loan bears interest at a rate of 8.23% per annum, with monthly payments being amortized on a 25-year schedule and has a balloon payment due April 1, 2010.
      We obtained financing related to the acquisition of our Pittsburgh FBI property in July 2004 through a $21.0 million loan from PNC Bank, which matures on August 1, 2009. The unpaid principal balance of the note bears interest at a rate of 5.5% per annum. Monthly payments are amortized on a 26-year schedule, with a balloon payment due August 1, 2009.
      We obtained financing related to the acquisition of our Lenexa FDA property in July 2004 through an $8.0 million loan from Wachovia Bank, which matures on August 11, 2009. The unpaid principal balance of the note bears interest at a rate of 5.44% per annum. Monthly payments are amortized on a 27-year schedule, with a balloon payment due August 11, 2009.
      We financed the acquisition of our College Park FDA property in October 2004 through the assumption of the seller’s loan of $16.7 million loan from Capital Realty, which matures on October 26, 2026. The unpaid principal balance of the note bears interest at a rate of 6.75% per annum. Payments are made monthly through October 26, 2026.
      We obtained financing related to the acquisition of our Pittsburgh USCIS property in December 2004 through an $8.0 million loan from Nomura Credit, which matures on December 11, 2011. The unpaid principal balance of the note bears interest at a rate of 5.13% per annum. Monthly payments are amortized on a 25-year schedule, with a balloon payment due December 11, 2011.
      In February 2005, we obtained financing related to the acquisitions of our Charleston Federal Courthouse property, Baton Rouge VA property and Bakersfield DEA property through a combined $20.8 million loan from CW Capital, which matures on March 1, 2020. The unpaid principal balances of the notes bear interest at a rate of 5.867% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due March 1, 2020.

      The mortgages on our properties and our existing lines of credit contain customary restrictive covenants, including provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, purchase or acquire additional property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party.
      In April 2004, we entered into a $50 million revolving credit facility led by First National Bank of Omaha. Outstanding amounts under this facility accrue interest at the floating prime rate, as published by the Wall Street Journal, which will not be lower than 4%. We paid a commitment fee equal to 0.50% of the total commitment and will pay an advance fee of 0.50% of each advance. All amounts provided pursuant to this facility will be due in May 2005. The facility contains customary restrictive covenants, including limitations on our ability to purchase properties under development or through unconsolidated affiliates. We are also required to maintain a minimum tangible net worth of not less than $90 million, a total liabilities to tangible net worth ratio of no more than 4.0 to 1, and a minimum debt service coverage ratio of 1.2 to 1. We are not allowed to make distributions that exceed the greater of (i) such amount as is required to be distributed as a condition our continued status as a REIT, or (ii) $0.25 per common share per quarter. The proceeds of this facility will be used for short-term acquisition financing for the purchase of federal government-leased properties that have a minimum remaining lease term of 10 years. This facility may also be used to provide deposits for purchase contracts or good faith deposits. No amounts were outstanding under the revolving credit facility at December 31, 2004.
      The table below sets forth the debt that we fully repaid from the proceeds of our January 2004 public offering:

		Balance as of
Lender	Use of Funds	December 31, 2003

		(In millions)
Operating Properties:
Citizens First Bancorp, Inc.	Purchase of Charleston SSA property	$2.3
Friedman Billings Ramsey	Deposits on acquisitions and working capital	0.7
Genesis Financial Group, Inc.	Purchase of Bakersfield DEA property	1.6
Citizens First Savings Bank	Working capital	0.1

Total		$4.7

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
      Our long-term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, the costs associated with acquisitions of properties that we pursue and dividend payments to stockholders. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of equity securities, and long-term mortgage indebtedness. We intend to establish sinking fund reserves, based on independent third-party reports, for future capital expenditures.
      Since we became self-managed in January 2004, we have increased cash expenditures for general and administrative expenses, including salaries, directors’ and officers’ insurance, rent, professional fees, public company expense, and other corporate level activity. We estimate that our annualized general and administrative cash expenses for the year ending December 31, 2005 to be in the range of $3.9 million to $4.3 million. The increase in 2005 general and administrative cash expenses as compared to the amount incurred in 2004 is in part due to the expected increase in professional fees to be incurred to be in compliance with Sarbanes Oxley Section 404. The remaining expected increase in 2005 as compared to 2004 is due a full year’s effect of being fully staffed in 2005 as compared to only a portion of 2004. General and administrative cash expenses exclude compensation expense from the issuance of stock grants which amounted to $864,673 in 2004.
      We believe that our existing cash will be sufficient to fund our operations for at least the next twelve months.
Contractual Obligations
      The following table summarizes our contractual obligations as of December 31, 2004:

	Less Than			After
	1 Year	2-3 Years	4-5 Years	5 Years	Total

Mortgage notes payable — fixed rate	$1,279,619	$2,863,278	$29,290,866	$44,151,135	$77,584,898

      We intend to refinance our mortgage notes payable as they become due or repay them if the related property is being sold. Total interest paid on the mortgage notes payable were $2,432,908 and $966,420 for the year ended December 31, 2004 and 2003, respectively. See note 5 in the Financial Statements for more information about the mortgages.
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
      We intend to pay to our stockholders, within the time periods prescribed by the federal tax laws (in our case by January 31 of the following year), all or substantially all of our annual taxable income, including gains from the sale of real estate and recognized gains on sale of securities. We will continue our policy of making sufficient cash distributions to stockholders for us maintain REIT status under the federal tax laws and to avoid corporate income and excise tax on undistributed income.
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
Funds from Operations
      REIT analysts generally consider funds from operations or FFO an alternative measure of performance for an equity REIT. The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations as net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which may be of limited relevance in evaluating current performance, FFO can facilitate comparison of operating performance between periods and between other equity REITs. Investors should review FFO along with GAAP Net Income Available for Common Shares and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.
      The following table presents a reconciliation of GAAP to our funds from operations for the periods presented:

	Year Ended December 31,

	2004	2003	2002

Net loss	$(2,743,531)	$(382,116)	$(5,085)
Adjustments to reconcile to funds from Operations:
Gain from disposal of property	(313,857)	—	—
Real estate depreciation and amortization(a)	2,626,193	757,400	—

Funds from operations	$(431,195)	$375,284	$(5,085)

Funds from operations per common share	$(0.02)	$0.45	$(0.24)

Weighted average common shares outstanding	19,071,652	836,133	21,182

(a)	Excludes depreciation of non-real estate assets of $23,554 and $6,689 for the years ended December 31, 2004 and 2003, respectively.
Risk Factors

Risks Related to Our Business and Properties

Our management joined us in 2003 and did not have prior experience operating a REIT or a public company.
      Our president and chief executive officer joined us in September 2003, our chief financial officer joined us in September 2003, our director of asset acquisition joined us in December 2003, our director of asset management joined us in December 2003, and the remainder of our management joined us in 2004. Our management did not have any prior experience operating a REIT or a publicly-owned company. Given our management’s limited experience with our Company, you should be cautious in drawing conclusions about our ability to execute our business plan and to operate as a public company.

The pace of our property acquisitions to date has resulted in cash flow that is insufficient to cover dividends at their current level.
      We acquired one property for an amount of $5.1 million in the first quarter of 2004, two properties for an aggregate amount of $39.2 million in the second quarter of 2004, two properties for an aggregate amount of $25.2 in the third quarter of 2004, and three properties for an aggregate amount of $53.7 million in the fourth quarter of 2004. Net income from the properties we own has been significantly less than the dividends we have paid to date. To continue to pay dividends at their current level the Company will be required to use some of the equity capital we raised in its January 2004 Offering for at least the remainder of 2005.

The closings of our property acquisitions are subject to conditions that may prevent us from acquiring such properties.
      Our ability to complete acquisitions depends upon many factors, such as the negotiation of definitive purchase agreements, the satisfactory results from the due diligence work, completion of construction, and satisfaction of customary closing conditions. We have abandoned several prospective purchases due to the failure of one or more of these circumstances. The inability to complete future acquisitions within our anticipated time frames may harm our financial results and undercut our ability to pay dividends at their current level.

Our use of debt financing could decrease our cash flow and expose us to risk of default under our debt documents.
      Our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. As of December 31, 2004, we had approximately $77.6 million of outstanding indebtedness representing 49% of the acquisition cost of properties, we owned as of that date.
      Since we anticipate that our cash flow from operations will be insufficient to repay all of our indebtedness prior to maturity, we expect that we will have to repay debt through refinancing, sale of properties or sale of additional equity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on unfavorable terms, which might result in losses to us and which might adversely affect our cash available for distribution to our stockholders. If prevailing interest rates or other factors at the time of a refinancing result in higher interest rates on such refinancing, our interest expense would increase, which could seriously harm our operating results and financial condition and our ability to pay dividends.
      Our debt and any increase in our debt may be detrimental to our business and financial results by:

•	requiring us to use a substantial portion of our cash flow from operations to pay interest, which reduces the amount available for the operation of our properties or the payment of dividends;

•	imposing restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations and foreclose on our properties, if materially violated;

•	placing us at a competitive disadvantage compared to our competitors who may have less debt;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	requiring us to sell one or more properties, possibly on unfavorable terms; and

•	limiting our ability in the future to borrow funds for operations and to finance property acquisitions and to refinance our indebtedness at maturity on acceptable terms.

Our ability to obtain debt financing could be impaired or delayed due to underwriting restrictions applicable to the type of properties we acquire.
      Our policy is to obtain debt financing related to properties we buy. Because of the single tenant nature of the properties we acquire, mortgage underwriters take certain additional precautions intended to assure that the remaining mortgage balance is paid at the end of the loan term. Also, for mortgages which have an amortization schedule longer than the lease term, due to the high initial per square foot cost of the property being acquired, mortgage lenders consider the high per square foot remaining principal balance at the end of the mortgage term as a negative with regard to the potential approval of the loan. These and other similar negative factors associated with our properties may make it more difficult and more expensive for us to finance or refinance our properties compared to other types of commercial real estate.

Because our principal tenant is the U.S. government, our properties may have a higher risk of terrorist attack than similar properties leased to non-governmental tenants.
      Because our principal tenant is the U.S. government, our properties may have a higher risk of terrorist attack than similar properties that are leased to non-governmental tenants. Some of our properties could be considered “high profile” targets because of the particular government tenant (e.g., the FBI). Certain losses resulting from terrorist attacks may be uninsurable. Additional terrorism insurance may not be available at a reasonable price or at all.

We depend on the U.S. government for most of our revenues. any failure by the U.S. government to perform its obligations or renew its leases upon expiration may harm our cash flow and ability to pay dividends.
      Rent from the U.S. government represented 100% of our revenues from continuing operations for the year ended December 31, 2004. In addition, the U.S. government leased 100% of our total leased square feet of property not held for sale as of December 31, 2004. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.

An increase in the operating costs of our government-leased properties would harm our cash flow and ability to pay dividends.
      Leased properties in which the tenant is wholly responsible for any increases in operating costs that apply to the property are not typical of the leases entered into through the GSA, the principal leasing agency of the federal government. Under present practice, most GSA leases only cover increases in real estate taxes above a base amount and these GSA leases also increase that portion of the rent applicable to other operating expenses by an agreed upon percentage based upon the Consumer Price Index. Typically, operating expenses in these leases does not include insurance cost. To the extent operating costs other than real estate taxes and insurance increase at a rate greater than the specified percentage, our cash flow would be harmed and our ability to pay dividends may be harmed.

If we are unable to lease properties that are partially or completely vacant, we may be required to recognize an impairment loss with respect to the carrying values of these properties, which may seriously harm our operating results and financial condition.
      Any of our properties could become partially or completely vacant in the future. If we are unable to re-lease these properties and generate sufficient cash flow to replace or exceed that amount lost due to the vacancy, we will be required to recognize financial loss as to that property, which could harm our operating results and our ability to pay dividends.

Restrictive covenants in our loan documents may restrict our operating or acquisition activities, which may harm our financial condition and operating results.
      The mortgages on our properties contain customary restrictive covenants, including provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, purchase or acquire additional property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, our future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations. If we materially breach such covenants or obligations in our debt agreements, the lender can legally declare a default and may require us to repay the debt immediately and, can foreclose on property securing the loan. We may then have to sell properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure.

Increasing competition for the acquisition of government-leased properties may impede our ability to make future acquisitions or may increase the cost of these acquisitions.
      We compete with many other entities for the acquisition of government-leased properties. Our competitors include financial institutions, institutional pension funds, other REITs, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or increase the price we must pay for properties. Our competitors may have greater resources than we do and may be willing to pay more for similar property. In addition, the number of entities and the amount of funds competing for government-leased properties may increase in the future, resulting in increased demand and increased prices paid for these properties. If we are forced to pay higher prices for properties, our profitability may decrease, and our stockholders may experience a lower return on their investment.

We may have limited time to perform due diligence on many potential property acquisitions, which could result in the loss of acquisition opportunities.
      When we enter into an agreement to acquire a property we often have limited time to complete our due diligence prior to acquiring the property. Pursuant to Company policy if we cannot complete our full due diligence review process within the time allotted, we will decline to proceed with an attempt to acquire the property. Accordingly, we may lose property acquisitions due to lack of sufficient time to complete our due diligence.

Our cash flow is not assured. we may not pay dividends in the future.
      Our ability to pay dividends may be adversely affected by the risks described herein. We cannot assure you that we will be able to pay dividends in the future.
      We also cannot assure you that the level of our dividends will increase over time or the receipt of income from additional property acquisitions will necessarily increase our cash available for distribution to stockholders. The failure to make expected cash dividend distributions will likely result in a decrease in the market price of our stock.

Our board of directors may alter our investment policies at any time without stockholder approval.
      Our board of directors may alter our investment policies at any time without stockholder approval. Changes to these policies may adversely affect our financial performance and our ability to maintain or pay dividends.

We have incurred historical losses and may incur future losses.
      We have had historical accounting losses of $2.7 million for the year ended December 31, 2004, and had an accumulated deficit of $16.1 million, of which $12.9 million was for dividends, as of December 31, 2004. We cannot assure you that we will not have similar losses in the future.

Risks Related to Our Organization and Structure

We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.
      Our future success depends, to a significant extent, upon the continued services of Thomas D. Peschio, our president and chief executive officer, and of the other members of our management team. In particular, the relationships that Mr. Peschio and the other members of our management team have developed with owners and developers of government-leased properties are critically important to the success of our business. Although we have an employment agreement with Mr. Peschio, we cannot assure you that he and the other key acquisition personnel will remain employed with us. We do not maintain key person life insurance on any of our officers.

A majority of the voting power over our shares is currently concentrated in a relatively small number of unrelated investment managers
      Our shareholder records show that less than 10 investment managers, who have been granted the right by their respective clients to vote our shares, control a majority of our stock. Accordingly, this relatively small number of unrelated investment managers could, if acting in concert based on a common interest or concern, vote a majority of the Company’s shares to achieve a common objective. This result could be deemed harmful to the Company and its other shareholders.

Our board of directors may authorize the issuance of additional shares that may cause dilution.
      In connection with future equity offerings, as well as stock grants pursuant to the Company’s 2003 Equity Incentive Plan, the board of directors may authorize the issuance of additional shares of common stock. The issuance of additional shares could cause either immediately or at a later date a dilution with per share value to our existing stockholders.

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
      Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our governing documents obligate us to indemnify our directors and officers for actions taken by them in those capacities to the extent permitted by Maryland law which applies broadly. Additionally, we may be obligated to fund the defense costs incurred by our directors and officers. Finally, our governing documents limit the liability of our directors and officers for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director, trustee or officer that was material to the cause of action adjudicated.

      As a result, we and our stockholders have more limited rights against our directors and officers than might otherwise exist without these conditions.

Our ownership limitations may restrict business combination opportunities.
      To preserve our REIT status, our charter generally prohibits direct or indirect ownership through affiliates by any person of more than 9.8% of the number or value of outstanding shares of any class of our securities, including our common stock. Any transfer of our common stock that would disqualify our REIT status will be null and void, and the intended transferee will acquire no rights in such stock. These ownership limitations could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common stock might receive a premium for their common stock over the then current market price or which such holders might believe to be otherwise in their best interest. Further, shares that are transferred in excess of the 9.8% ownership limit will be designated as “excess shares” subject to redemption. The ownership limitation provisions also may make our common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of the number or value of outstanding shares of any class of our securities.

Maryland law grants broad authority to our board to reject any outside proposal involving a change in control.
      Maryland law provides broad discretion to our board of directors with respect to its duties in considering a change in control of our company, including that a board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other action within its authority that it considers.

Our chief executive officer and chief financial officer have employment agreements that provide them with benefits in the event their employment is terminated, which could prevent or deter a potential acquirer from pursuing a change of control of our company.
      We have entered into employment agreements with Thomas D. Peschio, our president and chief executive officer, and Nancy D. Olson, our treasurer and chief financial officer, which provide them with severance benefits if their employment ends due to a termination by us without cause. In the case of such termination, we would have to pay severance and the vesting of their restricted stock will accelerate. Mr. Peschio also has the right to terminate his employment agreement upon a change of control of our Company and receive severance benefits. These agreements could prevent or deter a change of control of our Company that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders. Mr. Peschio’s employment agreement is further discussed in our registration statement on Form S-11 and is included as exhibit 10.3 in the registration statement.

Risks Related to the Real Estate Industry

Mortgage debt obligations expose us to increased risk of property losses, which could harm our financial condition, cash flow and ability to satisfy our other debt obligations and pay dividends.
      Incurring mortgage debt increases our risk of property losses because defaults on indebtedness secured by properties may result in our loss of the property securing any loan for which we are in default. For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. The outstanding balance of the debt secured by the mortgage could exceed our tax basis in the property, which would cause us to recognize taxable income on foreclosure, without receiving corresponding cash proceeds. As a result, we may be required to utilize other sources of cash to pay our taxes, which may result in a decrease in cash available for distribution to our stockholders.
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
      There may be environmental problems associated with our properties of which we are unaware. If environmental contamination exists on our properties, we could become subject to strict liability for the contamination. The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. In addition, although we may require in our leases that tenants operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest, and we cannot be sure that our tenants would satisfy their indemnification obligations Such environmental liability exposure associated with our properties could harm our results of operations and financial condition and our ability to pay dividends to stockholders.

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
      Our properties may be required to comply with the Americans with Disabilities Act, or the ADA. Compliance with the ADA requirements could necessitate removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. We could be required to expend our funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and which could harm our ability to pay dividends.

An uninsured loss or a loss that exceeds the insurance policy limits on our properties could subject us to lost capital or revenue on those properties.
      Our comprehensive loss insurance policies may involve substantial deductibles and certain exclusions and may not be fully in place to cover all conditions when a property is acquired. In certain areas, we may have to obtain earthquake insurance on specific properties as required by our lenders or by law. We have also obtained terrorism insurance on all of our GSA-leased properties, but this insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could harm our operations results and financial condition as well as our ability to pay dividends.

Tax Risks of Our Business and Structure

An investment in our common stock has various tax risks that could affect the value of our stockholders’ investment.
      Special tax risks associated with owning stock in our Company include those associated with the treatment of distributions in excess of current and accumulated earnings and profits to the extent that they exceed the adjusted basis of an investor’s common stock, as long-term capital gain (or short-term capital gain if the shares have been held for less than one year); the treatment of any dividend declared by us in October, November or December of any year payable to a stockholder of record on a specific date in any such month as being paid by us and received by the stockholder on December 31 of such year; the treatment of any gain or loss realized upon a taxable disposition of shares by a stockholder who is not a dealer in securities as a long-term capital gain or loss if the shares have been held for more than one year, otherwise as short-term capital gain or loss; the treatment of distributions that we designate as capital gain dividends taxable to stockholders as gains (to the extent that they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year; and distributions we make and gains arising from the sale or exchange by a stockholder of shares of our stock not qualifying to be offset by passive losses.

Distribution requirements imposed by law limit our flexibility in executing our business plan.
      As a REIT, we generally are required to distribute to our stockholders at least 90% of our taxable REIT income each year to maintain our status as a REIT for federal income tax purposes. Taxable REIT income is determined without regard to the deduction for dividends paid and by excluding net capital gains. We are also required to pay tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, we are required to pay 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years.

We may incur additional indebtedness to meet our distribution requirements. while we have not borrowed for the specific purpose of paying distributions, our prior borrowings allowed us to pay distributions from our cash flow from operations.
      It is possible that the differences between the time we actually receive revenue or pay expenses and the period we report those items for distribution purposes, and potentially insufficient cash, could result in our having to borrow funds on a short-term basis to meet the 90% distribution requirement to qualify for REIT tax status. While we have not borrowed for the specific purpose of paying distributions, our prior borrowings allowed us to pay distributions from our operations. These borrowings may decrease cash available for distribution.

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
      The federal tax laws governing REITs and the administrative interpretations of those laws may be amended at any time. Any of those new laws or interpretations may take effect retroactively. For example, on May 28, 2003, President Bush signed into law legislation that could cause shares in non-REIT corporations to be a more attractive investment to individual investors than they had been, because of lower tax rates on their dividends as compared to the tax rate paid by shareholders receiving REIT distributions. This and other tax legislation in the future could harm the market price of our common stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Market Risk Related to Fixed-Rate Debt
      As of December 31, 2004, our debt included fixed-rate mortgage notes with a carrying value of $77.6 million. Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual December 31, 2004 levels, with all other variables held constant.
      A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $3.8 million at December 31, 2004. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $4.1 million at December 31, 2004.
Interest Rate Sensitivity
      The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents mortgage notes payable cash flows by expected maturity date and weighted average interest rate.
Interest Rate Sensitivity

	2005	2006	2007	2008	2009	Thereafter	Total

Mortgage notes payable:
Fixed rate amount	$1,279,619	$1,388,876	$1,474,402	$1,553,675	$27,737,191	$44,151,135	$77,584,898
Weighted-average interest rate	5.90%	5.93%	5.93%	5.94%	5.51%	6.09%

Item 8.	Financial Statements and Supplementary Data
      See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      The information required by Item 10 is incorporated by reference from our definitive proxy statement for the 2005 annual meeting of stockholders to be held on June 1, 2005.
      Our Code of Ethical Business Conduct is located on our website at www.gptrust.com.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated by reference from our definitive proxy statement for the 2005 annual meeting of stockholders to be held on June 1, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Item 12 is incorporated by reference from our definitive proxy statement for the 2005 annual meeting of stockholders to be held on June 1, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated by reference from our definitive proxy statement for the 2005 annual meeting of stockholders to be held on June 1, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated by reference from our definitive proxy statement for the 2005 annual meeting of stockholders to be held on June 1, 2005.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)(1) Financial Statements
      See “Index to Financial Statements” on page F-1 of this Form 10-K.
      (a)(2) Financial Statement Schedules
      Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2004
      All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
      (b) Reports on Form 8-K
      On October 8, 2004 we filed a current report on Form 8-K to report the acquisition of the United States Food and Drug Administration building in College Park, Maryland.
      On October 19, 2004 we filed a current report on Form 8-K to report the sale of the Federal Express Corporation building in Harahan, Louisiana.
      On November 1, 2004 we filed a current report on Form 8-K to report the acquisition of the United States Citizenship and Immigration Services building in Pittsburgh, Pennsylvania.
      On November 5, 2004 we filed a current report on Form 8-K to report the acquisition of the United States Bureau of Public Debt building in Parkersburg, West Virginia.
      On November 16, 2004 we filed a current report on Form 8-K to furnish our earnings press release and Supplemental Operating and Financial Data package of financial results for the three months and nine months ended September 30, 2004.
      On December 1, 2004, we filed a current report on Form 8-K/ A to file pro forma financial information in connection with the acquisition of the Charleston Federal Courthouse property.

      (c) Exhibits

Exhibit	Description of Document

3.1	Charter (incorporated by reference to exhibit 3.1 to our registration statement on Form S-11 (file no. 333-109565))
3.2	Bylaws (incorporated by reference to exhibit 3.2 to our registration statement on Form S-11 (file no. 333-109565))
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to our registration statement on Form S-11 (file no. 333-109565))
10.1	2003 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our registration statement on Form S-11 (file no. 333-109565))
10.2	Form of Indemnification Agreement (incorporated by reference to exhibit 10.2 to our registration statement on Form S-11 (file no. 333-109565))
10.3	Chief Executive Officer Employment Agreement (incorporated by reference to exhibit 10.3 to our registration statement on Form S-11 (file no. 333-109565))
10.4	Amended and Restated Omnibus Services Agreement, dated June 2, 2003, with Genesis Financial Group, Inc. (incorporated by reference to exhibit 10.4 to our registration statement on Form S-11 (file no. 333-109565))
10.5	Property Acquisition Services Agreement, dated December 31, 2003, with Genesis Financial Group, Inc. (incorporated by reference to exhibit 10.5 to our registration statement on Form S-11 (file no. 333-109565))
10.6	Commitment letter with respect to $50 million revolving credit facility (incorporated by reference to exhibit 10.6 to our registration statement on Form S-11 (file no. 333-109565))
10.7	Letter of Intent — College Park, Maryland property (incorporated by reference to exhibit 10.7 to our registration statement on Form S-11 (file no. 333-109565))
10.8	Purchase and Sale Agreement — Parkersburg, West Virginia property (incorporated by reference to exhibit 10.8 to our registration statement on Form S-11 (file no. 333-109565))
10.9	Letter of Intent — Baton Rouge, Louisiana property (incorporated by reference to exhibit 10.9 to our registration statement on Form S-11 (file no. 333-109565))
10.10	Letter of Intent — Pittsburgh, Pennsylvania property (incorporated by reference to exhibit 10.10 to our registration statement on Form S-11 (file no. 333-109565))
10.11	Purchase and Sale Agreement — Mineral Wells, West Virginia property (incorporated by reference to exhibit 10.11 to our registration statement on Form S-11 (file no. 333-109565))
10.12	Purchase and Sale Agreement — Harlingen, Texas INS properties (incorporated by reference to exhibit 10.12 to our registration statement on Form S-11 (file no. 333-109565))
10.13	Purchase and Sale Agreement — Harlingen, Texas USBP property (incorporated by reference to exhibit 10.13 to our registration statement on Form S-11 (file no. 333-109565))
10.14	Mortgage Banking Services Agreement (incorporated by reference to exhibit 10.14 to our registration statement on Form S-11 (file no. 333-109565))
10.15	Revolving Credit Agreement (incorporated by reference to exhibit 10.15 to our Form 10-Q for the quarterly period ended March 31, 2004)
16.1	Letter regarding change in certifying accountant (incorporated by reference to exhibit 16.1 to our registration statement on Form S-11 (file no. 333-109565))
16.2	Letter regarding change in certifying accountant (incorporated by reference to exhibit 16.2 to our registration statement on Form S-11 (file no. 333-109565))
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Principal Financial Officer

GOVERNMENT PROPERTIES TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Government Properties Trust, Inc.
      We have audited the accompanying consolidated balance sheets of Government Properties Trust, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and the schedule are the responsibility of the management of Government Properties Trust, Inc. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Government Properties Trust, Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Trust, Inc. at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Chicago, Illinois
February 18, 2005

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

ASSETS
Real estate at cost:
Land	$13,713,237	$4,545,637
Buildings and improvements	117,069,518	24,050,859
Tenant origination costs	26,628,718	6,200,441
Real estate under development	1,180,523	—
Furniture and equipment	185,818	34,486

	158,777,814	34,831,423
Accumulated depreciation	(3,407,147)	(757,400)

	155,370,667	34,074,023
Cash and cash equivalents	93,814,813	760,859
Restricted cash escrows	2,103,338	268,885
Tenant receivables	1,501,850	332,651
Notes receivable from tenant	665,216	111,773
Deferred costs, net	937,156	1,948,350
Real estate deposits	685,993	500,000
Property held for sale	—	4,266,438
Other assets	1,241,554	411,607

Total assets	$256,320,587	$42,674,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$3,226,655	$2,116,101
Dividends payable	3,104,340	147,536
Lines of credit	—	3,047,655
Mortgage notes payable	77,584,897	24,647,478
Mortgage note payable — affiliate	—	1,639,219
Liabilities related to property held for sale	—	3,195,359
Advances from affiliate	—	102,873

Total liabilities	83,915,892	34,896,221
Stockholders’ equity:
Common stock ($0.01 par value at December 31, 2004 and $10 par value at December 31, 2003; 50,000,000 shares authorized, 20,695,567 and 975,552 shares issued and outstanding at December 31, 2004 and 2003, respectively)	205,223	8,682,228
Additional paid-in capital	188,259,230	—
Accumulated deficit	(16,059,758)	(903,863)

Total stockholders’ equity	172,404,695	7,778,365

Total liabilities and stockholders’ equity	$256,320,587	$42,674,586

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

Revenue
Rental income	$9,091,592	$2,812,476	$—
Tenant reimbursements	366,727	—	—

Total net revenue	9,458,319	2,812,476	—
Expenses
Property operations	1,849,838	623,178	—
Real estate taxes	964,934	238,170	—
Depreciation and amortization	2,649,747	764,089	—
General and administrative	4,020,414	440,668	8,836

Total expenses	9,484,933	2,066,105	8,836

Operating income (loss)	(26,614)	746,371	(8,836)
Other income (expense):
Interest income	1,719,925	21,635	3,183
Interest expense	(2,481,219)	(1,188,050)	(822)
Expense from issuance and exercise of warrant	(2,097,900)	—	—
Amortization of deferred financing fees	(271,595)	(9,230)	—

Loss before income taxes	(3,157,403)	(429,274)	(6,475)
Income tax benefit	—	—	725

Loss from continuing operations	(3,157,403)	(429,274)	(5,750)

Discontinued operations:
Gain from disposal of property	313,857	—	—
Income from operations of disposed property	100,015	47,158	665

Income from discontinued operations	413,872	47,158	665

Net loss	$(2,743,531)	$(382,116)	$(5,085)

Earnings per share (basic and diluted):
Loss from continuing operations	$(0.16)	$(0.51)	$(0.27)
Income from discontinued operations	0.02	0.05	0.03

Net loss	$(0.14)	$(0.46)	$(0.24)

Distributions declared per share	$0.60	$0.60	$0.075

Weighted average number of shares outstanding	19,071,652	836,133	21,182

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002

		Additional	Retained
	Common	Paid In	Earnings
	Stock	Capital	(Deficit)	Total

Balance at December 31, 2001	$100,000	$—	$615	$100,615
Issuance of common stock	2,867,008	—	—	2,867,008
Net loss	—	—	(5,085)	(5,085)

Balance at December 31, 2002	2,967,008	—	(4,470)	2,962,538
Issuance of common stock	5,715,220	—	—	5,715,220
Dividends declared	—	—	(517,277)	(517,277)
Net loss	—	—	(382,116)	(382,116)

Balance at December 31, 2003	8,682,228	—	(903,863)	7,778,365
Reclass from change in par value of common stock	(8,672,473)	8,672,473	—	—
Issuance of common stock	193,368	176,764,184	—	176,957,552
Issuance and exercise of warrant	2,100	2,097,900	—	2,100,000
Issuance of restricted shares	—	724,673	—	724,673
Dividends declared	—	—	(12,412,364)	(12,412,364)
Net loss	—	—	(2,743,531)	(2,743,531)

Balance at December 31, 2004	$205,223	$188,259,230	$(16,059,758)	$172,404,695

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Operating activities
Net loss	$(2,743,531)	$(382,116)	$(5,085)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,649,747	764,089	—
Amortization of deferred financing fees	271,595	9,230	—
Expense from issuance and exercise of warrants	2,097,900	—	—
Compensation expense	864,673	—	—
Gain from disposal of property	(313,857)	—	—
Changes in assets and liabilities:
Restricted cash escrows	(1,834,453)	(268,885)	—
Tenant receivables	(1,169,199)	(332,651)	—
Note receivable from tenant	(553,443)	(111,773)	—
Other assets	(829,947)	(254,979)	(16,728)
Accounts payable and accrued expenses	1,527,457	193,804	175,021

Net cash (used in) provided by operating activities	(33,058)	(383,281)	153,208
Investing activities
Expenditures for real estate	(104,464,536)	(34,702,876)	(4,388,310)
Expenditures for furniture and equipment	(151,332)	—	—
Development of real estate assets	(1,180,523)	—	—
Proceeds from sale of real estate	1,457,223	—	—
Deposits on future real estate purchases	(500,993)	(500,000)	(135,238)

Net cash used in investing activities	(104,840,161)	(35,202,876)	(4,523,548)
Financing activities
Financing fees	(1,113,289)	(134,709)	—
Net (repayments) borrowings under lines of credit	(3,047,655)	2,709,788	337,867
Proceeds from mortgage notes payable	37,000,000	24,821,134	3,202,333
(Repayments) proceeds of mortgage note payable — affiliate	(1,639,219)	1,639,219	—
(Repayments) proceeds of advances from affiliate	(102,873)	(93,589)	121,350
Principal payments on mortgage notes payable	(754,852)	(173,656)	—
Net proceeds from sale of common stock	193,202,095	5,715,220	3,022,153
Deferred offering costs paid	(16,161,474)	(80,969)	—
Dividends paid	(9,455,560)	(369,741)	—

Net cash provided by financing activities	197,927,173	34,032,697	6,683,703

Net increase (decrease) in cash	93,053,954	(1,553,460)	2,313,363
Cash, beginning of year	760,859	2,314,319	956

Cash, end of year	$93,814,813	$760,859	$2,314,319

Non-Cash Financing Activity
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,741,902	$—

Assumption of mortgage note payable included in real estate, at cost	$16,650,000	$—	$—

Non-Cash Operating Activity
Accounts payable and accrued expenses included in real estate, at cost	$1,200,000	$—	$—

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Operations
      Government Properties Trust, Inc. (the “Company”) was incorporated in Michigan in 1998. In January 2004, the Company completed a public offering of its common stock and listed its common stock on the New York Stock Exchange. In connection with this offering, the Company reincorporated in Maryland and changed its name to Government Properties Trust, Inc. The historical operations included in the consolidated financial statements are those of its predecessor company (Gen-Net Lease Income Trust, Inc.). References to the “Company” for periods prior to 2004 refer to Gen-Net Lease Income Trust, Inc. and to Government Properties Trust, Inc. for subsequent periods. The Company made an election to operate as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes, beginning in 2003.
      The Company began formal operations with its first property acquisition in December 2002 and, as of December 31, 2004, the Company owned twelve properties located throughout the United States (see Note 8). The Company acquires properties through various operating entities, which are wholly-owned by the Company. The Company operates in one segment.
      Genesis Financial Group, Inc. (“Genesis”), a stockholder of the Company, provided property management and administrative services to the Company from inception through January 2004 (see Note 7). Genesis continues to provide acquisition related services to the Company. The Company had no full-time employees during 2003 and 2002.
      Between October 2002 and August 2003, the Company sold 955,552 shares of its common stock at $10 per share. In January 2004, the Company sold 19.3 million shares of its common stock (the “Offering”) at $10 per share and listed its common stock on the New York Stock Exchange. The Offering raised approximately $177 million in net proceeds.
      During the year ended December 31, 2004 and 2003, the Company declared dividends of $0.60 per common share, which were paid quarterly in the months of April, July, October and January. The April and July 2003 dividends were paid on a pro rata basis. During the year ended December 31, 2002, the Company declared a dividend of $0.075 per common share, which was paid on a pro rata basis in January 2003.

2.	Summary of Significant Accounting Policies

Basis of Presentation
      Property holding entities and other subsidiaries of which the Company owns 100% of the equity (voting shares or partnership interests) are consolidated (currently the Company only has 100% equity owned subsidiaries). All inter-company balances and transactions have been eliminated. For entities in which the Company may own less than 100% of the equity interest, the Company may consolidate the property if it has a controlling financial interest evidenced by ownership of a majority voting interest (subject only to protective rights of minority owners). For entities in which the Company owns less than 100% and does not have a controlling financial interest or the direct or indirect ability to make decisions, but does exert significant influence over the entities’ activities, the Company will record its ownership in the entity using the equity method of accounting.
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation, with no effect on the Company’s consolidated financial position or results of operations.

Real Estate
      The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”). In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.
      The Company allocates a portion of the purchase price to above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the lease. In the case of below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The capitalized above-market lease values (which would be presented as lease intangibles in consolidated balance sheets) would be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as deferred income) are amortized as an addition to rental income over the remaining contractual lease period including any renewal periods included in the valuation analysis. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged to expense.
      The Company allocates a portion of the purchase price to the value of leases acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company utilizes independent appraisals or its estimates to determine the respective in-place lease values. The Company’s estimates of value are made using methods similar to those used by independent appraisers. Factors management considers in its analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company also estimates costs to execute similar leases including tenant improvements, leasing commissions, legal and other related expenses.
      The Company also considers an allocation of purchase price to in-place lease that have a related customer relationship intangible values. Characteristics management considers in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company currently has the U.S. Government as its major tenant, but has not yet developed a relationship that it would consider to have any current intangible value.
      The value of in-place leases (presented as tenant origination costs in consolidated balance sheet) is amortized to expense over the remaining initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the remaining initial term, including any renewal periods included in the valuation analysis for the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unamortized portion of the tenant origination costs and customer relationship intangibles would be charged to expense.
      Amounts allocated to tangible land, building, tenant improvements, equipment and fixtures are based on independent appraisals or our own analysis of comparable properties in the existing portfolio.
      All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheet as “Real estate under development.” As each project is completed and becomes available for lease-up, the total cost of the building is depreciated over the estimated useful life. Interest and personnel support cost directly related to the development are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value.
      Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which are as follows:

Building and improvements	39 years
Tenants origination costs	Remaining term of the related lease
Lease intangibles	Remaining term of the related lease (included as a reduction of rental revenue)
Tenant improvements	Term of related leases
Furniture and equipment	3-7 years
      Real estate is carried at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 144”), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets during the expected holding period are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest.

Cash Equivalents
      Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Allowance for Doubtful Accounts
      Allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company had no allowance for doubtful accounts as of December 31, 2004 and 2003.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. In order to limit credit risk, the Company places its cash and investments in investment-grade short-term instruments. The cash and investment account balances at each financial institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage.

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Deposits
      The Company makes deposits on proposed property purchases. At December 31, 2004 and 2003 the deposits were $685,993 and $500,000. The deposits were made on properties acquired in 2004 or to be acquired in 2005 (see Note 8).

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
      The carrying amount of notes receivable, cash equivalents, escrows and deposits, accounts receivable, and accounts payable and accrued expenses, approximate fair value because of the relatively short maturity of these instruments.

Income Taxes
      The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of the Company’s taxable REIT income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. No federal income taxes have been recorded in 2004 and 2003.
      The aggregate cost and net basis of land, real estate under development and depreciable property for federal income tax purposes as of December 31, 2004 and 2003 was approximately $158.8 million and $156.4 million, respectively for 2004 and $39.2 million and $39.0 million, respectively for 2003. The main differences between net income (loss) in accordance with GAAP and taxable income (loss) relates to differences in depreciable lives used in calculating depreciation expense and the recording of straight-line rent revenue under GAAP. All distributions made during 2004 and 2003 were considered return of capital.
      For 2002, the Company accounted for income taxes payable in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During 2002, the Company recorded a deferred income tax benefit and a deferred tax asset of $725 related to a carry back of 2002 net operating losses to offset 2001 taxable income. No other provisions for income tax were required.
      The Company paid income taxes of $725 for the year ended December 31, 2002 related to 2001 income taxes. The Company made no other income tax payments in any other year presented.

Common Stock and Earnings Per Share
      The Company reports earnings per share pursuant to SFAS No. 128, “Earnings Per Share”. Basic loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no common stock equivalents outstanding in 2003 and 2002. The Company had nonvested stock grants of 146,302 shares outstanding during 2004 which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.	Deferred Costs
      Deferred costs consist of the following at December 31, 2004 and 2003:

	2004	2003

Financing costs	$1,217,981	$134,709
Offering costs	—	1,822,871

Accumulated amortization	(280,825)	(9,230)

	$937,156	$1,948,350

      In connection with the completion of the Offering, offering costs of $1.8 million at December 31, 2003 were reclassified to Additional Paid-in Capital in the accompanying consolidated balance sheet.

4.	Equity Incentive Plan
      The Company has a 2003 Equity Incentive Plan, which has 1,000,000 shares of Common Stock reserved for issuance thereunder. The purposes of the plan are to optimize the Company’s profitability and growth through long-term incentives which are consistent with the Company’s objectives and which link the interests of participants to those of the Company’s stockholders, provide participants with an incentive for excellence in individual performance and promote teamwork among participants and give the Company a significant advantage in attracting and retaining officers, key employees and directors.
      The plan is administered by the Company’s compensation committee. Among other functions, the compensation committee has the authority to select the participants under the plan; to determine the types of awards to be granted to participants and the number of shares covered by such awards; to set the terms and conditions of such awards; to determine whether, to what extent and when awards may be settled in cash or shares; to determine whether, to what extent and when cash, shares and other awards may be deferred; and to establish, amend or waive rules for the administration of the plan. Subject to the express terms of the plan, determinations and interpretations with respect to the plan and award agreements will be in the sole discretion of the compensation committee, whose determinations and interpretations will be binding on all parties. Any key employee, non-employee director, consultant or advisor is eligible to be granted awards under the plan.
      The plan authorizes the grant of: (a) stock options, which may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or non-qualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance units. If any shares subject to awards granted

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under the plan, or to which any award relates, are forfeited or if an award otherwise terminates, expires or is cancelled prior to the delivery of all of the shares or other consideration issuable or payable pursuant to the award, then such shares will be available for the granting of new awards under the plan.
      In connection with the original issuance of shares in 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. This statement will have no effect on the Company’s financial statements.
      The Company recognizes compensation expense for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period. During 2004, the Company granted 190,015 restricted shares pursuant to the Plan. The fair value of the shares at the time of the grants ranged from $10.31 to $13.90 per share. Of the shares issued, 16,768 shares vested immediately or during 2004. The remaining 173,247 restricted shares outstanding at December 31, 2004 vest over two to five years. Compensation expense recognized in 2004 and included in general and administrative expense in the accompanying consolidated statement of operations was $864,673. As of December 31, 2004, there are 809,985 shares available for grant under the Plan.

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Notes Payable and Lines-of-Credit
      Mortgage notes payable and lines-of-credit consisted of the following:

	December 31,

	2004	2003

Mortgage Notes Payable(A),(B)
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.13% to 8.23% per annum, with principal and interest payable monthly through 2013. The weighted average rate at December 31, 2004 and December 31, 2003 was 5.87% and 6.0%, respectively	$77,584,897	$24,647,478

Mortgage Notes Payable — Affiliate(C)
Mortgage note payable to Genesis Financial Group, Inc. collateralized by a subordinated mortgage on one property, interest at LIBOR (1.12% at December 31, 2003) plus 250 basis points per annum payable monthly and principal repaid in February 2004.(A)	$—	$1,639,219

Lines of Credit
Line-of-credit with a financial institution for property acquisitions (maximum borrowing level of $5,000,000 and available through April 15, 2005), interest at the financial institution’s prime rate (4.0% at December 31, 2003), plus 50 basis points per annum. Advances are payable 180 days after the advance and are secured by a subordinated mortgage on the acquired property(C)	$—	$2,287,510
Unsecured line-of-credit with a financial institution (maximum borrowing $150,000), interest at prime rate (4.0% at December 31, 2003), principal and interest due October 31, 2004(C)	—	110,145
Revolving line-of-credit with a financial institution (maximum borrowing $50,000,000 and available through April 27, 2005), interest at the financial institution’s prime rate. There were no advances made on the line-of-credit. Interest, if any, is due monthly. Any advances are secured by a mortgage on the acquired property and are due upon the earlier of permanent financing or termination of the line-of-credit	—	—
Unsecured line-of-credit with a financial institution (maximum borrowing $1,000,000), interest at fixed rate of 20%, principal and interest due December 31, 2004(C)	—	650,000

Total lines of credit	$—	$3,047,655

(A)	The mortgages notes payable are subject to various operating covenants. In addition, the Company must periodically fund and maintain escrow accounts, to make future real estate taxes, repairs and maintenance and insurance payments, as well as to fund certain tenant releasing costs. These are included in restricted cash escrows.

(B)	Certain of the Company’s real estate assets have been pledged as collateral for its mortgages notes payable, certain lines of credit and mortgage note payable — affiliate. The amount of gross assets that have been encumbered is $105,174,043 and $34,796,937 for 2004 and 2003 respectively.

(C)	Debt outstanding at December 31, 2003 was paid off with funds received in connection with the Offering.

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total interest paid on the lines-of-credit and mortgage notes payable was $2,432,908 and $966,420 for the year ended December 31, 2004 and 2003, respectively. No interest was paid for the year ended December 31, 2002. Included in these amounts are $1,973 and $61,615 incurred and paid to an affiliate for the year ended December 31, 2004 and 2003, respectively.
      The following represents future minimum principal payments due on the Company’s mortgage notes payable outstanding at December 31, 2004:

Year Ending December 31	Amount

2005	$1,279,619
2006	1,388,876
2007	1,474,402
2008	1,553,675
2009	27,737,191
Thereafter	44,151,134

$77,584,897

6.	Future Minimum Lease Payments
      The Company has lease agreements with tenants with lease terms ranging from 10 years to 20 years at lease inception. The leases generally provide for increases in base rent based upon inflation and for tenants to pay their share of real estate taxes over specified base amounts. All of the Company’s rental revenue for the years ended December 31, 2004 and 2003 was received from the U.S. government.
      The total future minimum rents to be received by us under such non-cancelable operating leases in effect at December 31, 2004, exclusive of future inflation increases and real estate tax reimbursements, are as follows:

Year Ending December 31	Amount

2005	$16,996,272
2006	16,996,272
2007	17,049,916
2008	17,157,204
2009	17,157,204
Thereafter	120,820,246

$206,177,114

7.	Related Party Transactions
      Genesis, the sponsor of the initial public offering by the predecessor company Gen-Net Lease Income Trust, Inc., provides the Company with property acquisition services for a fee of up to 1% of the property purchase price plus up to 2% of the acquisition fee for acquisition related expenses. Prior to the January 2004 public offering of common stock, Genesis also provided administration services for a fee of 3% of gross rental revenue and property management services also for a fee of 3% of gross rental revenue.

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the fees incurred and payable:

	December 31, 2004		December 31, 2003

	Payable	Incurred	Payable	Incurred

Acquisition fees(A)	$—	$1,090,486	$—	$342,700
Property management fees(B)	—	10,888	—	93,863
Administrative fees(C)	—	10,237	10,328	95,187

(A)	Amounts included in real estate, at cost in the Consolidated Balance Sheets.

(B)	Amounts included in property operations expense in the Consolidated Statements of Operations.

(C)	Amounts included in general and administrative expense in the Consolidated Statements of Operations.
      Advances from Genesis totaling $102,873 were outstanding at December 31, 2003 which were repaid with funds received in connection with the Offering. In addition, Genesis owed the Company $310,000 (included in other assets) at December 31, 2004 and 2003 for previous offering costs pursuant to a conditional agreement between Genesis and the Company. The amount owed is non-interest bearing and is secured by an irrevocable letter of credit which expires on June 30, 2005 unless extended to no later than June 30, 2006.
      Prior to the Company’s commencement of operations, Genesis purchased 20,346 shares (10,346 shares in 2002 and 10,000 shares in 2001) of Company common stock at the price of $10 per share.

8.	Property Acquisitions
      The Company acquired the following properties in 2004 and 2003. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

		Acquisition	Month
Property	Location	Cost	Acquired

2003 acquisitions(A):
USDEA Building (Bakersfield DEA Property)	Bakersfield, CA	$2,385,804	January
Social Security Administration Offices (Charleston SS Property)	Charleston, WV	18,466,705	April
General Services Administration Office (Clarksburg GSA Property)	Clarksburg, WV	11,029,266	April
Social Security Administration Office (Kingsport SS Property)(B)	Kingsport, TN	2,992,130	April

		$34,873,905

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Acquisition	Month
Property	Location	Cost	Acquired

2004 acquisitions(A):
Bureau of Public Debt (Mineral Wells BPD Property)(C)	Mineral Wells, WV	$5,109,486	March
Federal Bureau of Investigation (Pittsburgh FBI Property)	Pittsburgh, PA	28,682,675	May
USDA District Offices (Lenexa FDA Property)	Lenexa, KS	10,525,293	June
Veterans Administration Outpatient Clinic (Baton Rouge VA Property)	Baton Rouge, LA	5,931,242	September
Federal Courthouse (Charleston Fed Court Property)	Charleston, SC	19,277,829	September
Food & Drug Administration (College Park FDA Property)(D)	College Park, MD	22,895,421	October
Immigration Services (Pittsburgh USCIS Property)	Pittsburgh, PA	10,582,553	October
Bureau of Public Debt (Parkersburg BPD Property)(E)	Parkersburg, WV	20,227,362	November

		$123,231,861

(A)	In accordance with SFAS 141, the Company allocated the purchase price for these properties to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. The value of tenant origination costs are amortized over the remaining term of the respective leases. As of December 31, 2004, the Company had tenant origination costs with a net balance of $25,215,848. The Company anticipates annual amortization expense over the next five years to approximate $2,187,000 per year.

(B)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $2,308,422 and an unsecured note payable in the amount of $188,230. The Company paid off the unsecured note payable during 2004.

(C)	Included in the acquisition cost amount is a note receivable from tenant in the amount of $694,293 which the Company assumed with the purchase of this property. The interest on the note receivable is fixed at 8% per annum with principal and interest payable monthly through 2012.

(D)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $16,650,000. Acquisition cost includes $1,200,000 payable to seller to be paid no later than April 2005.

(E)	The federal government has exercised a consolidation option whereby the Company will expand the Parkersburg Property by an additional 102,000 rentable square feet. The cost of the expansion to the Property will be approximately $22.5 million and will be paid over the term of the expansion scheduled for completion in 2006. Cost capitalized as of December 31, 2004 totaled $1,180,523 and is reflected as real estate under development in the accompanying 2004 Balance Sheet.

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Issuance and Exercise of Warrant
      In connection with providing a line of credit, an affiliate of one of the Company’s underwriters in the Offering was issued a warrant to purchase up to 210,000 shares of common stock. The underwriter’s affiliate exercised the warrants and the Company recognized an expense of approximately $2.1 million in 2004.

10.	Discontinued Operations
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reflects the historical operating results of properties sold or held for sale, as well as the gain or loss on sale from these properties, as discontinued operations in the consolidated statements of operations for periods prior to their sale. In October 2004, the Company sold the Harahan property for a gain of $313,857, upon receiving sales proceeds of $1,457,223 net of the assumption of the related mortgage note payable of $3,112,770. The related assets and liabilities classified as held for sale for periods prior to the sale of the Harahan property are comprised of the following at December 31, 2003:

December 31,
2003

ASSETS:
Land	$759,251
Buildings and improvements	3,149,042
Tenant origination costs	480,017
Accumulated depreciation	(121,872)

Total assets	$4,266,438

LIABILITIES:
Accounts payable and accrued expenses	$40,318
Mortgage note payable	3,155,041

Total liabilities	$3,195,359

      The results of discontinued operations related to the Harahan property were comprised of the following for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

Rental income	$284,304	$363,440	$4,885

Property operations	13,091	12,354	—
Depreciation and amortization	29,358	117,653	4,220

Total expense	42,449	130,007	4,220

Operating income	241,855	233,433	665
Amortization of deferred financing fees	(420)	—	—
Interest expense	(141,420)	(186,275)	—

Income from discontinued operations	100,015	47,158	665
Gain on sale of property	313,857	—	—

Total income from discontinued operations	$413,872	$47,158	$665

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	401(k) Plan
      During 2004, the Company established a 401(k) Plan to cover all employees of the Company. The 401(k) Plan permits eligible persons to defer an amount of their annual compensation into the 401(k) Plan subject to certain limitations imposed by the Internal Revenue Code. Employees’ elective deferrals are immediately vested upon contribution to the 401(k) Plan. The Company matches employee contribution to the 401(k) Plan dollar for dollar up to 4% of the employee’s annual salary. The Company made contributions of $28,677 which were charge to expense during the year ended December 31, 2004.

12.	Unaudited Pro Forma Condensed Consolidated Financial Information
      The accompanying unaudited Pro Forma Condensed Consolidated Financial Information are presented as if, at January 1, 2003, the Company acquired the properties described in Note 8 — Property Acquisitions and the shares outstanding at December 31, 2004 were also outstanding at January 1, 2003. The properties listed as follows began operations in 2004 and therefore their historical results of operations are included in the Pro Forma Condensed Consolidated Financial Information from the date indicated. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

Date Property
Began Operation

Pittsburgh USCIS Property	March 2004
Baton Rouge VA Property	June 2004
College Park FDA Property	September 2004
Parkersburg BPD Property	September 2004
      The unaudited Pro Forma Condensed Consolidated Financial Information are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transaction had occurred at the dates indicated above, nor do they purport to represent our future results of operations.
Pro Forma Condensed Consolidated Financial Information

	Year Ended December 31,

	2004	2003

	(Unaudited)
Total Revenue	$13,947,024	$10,549,060

Loss from continuing operations(A)	$(2,691,506)	$(1,245,576)

Loss per diluted common share	$(0.13)	$(0.06)

(A)	Includes expense of approximately $2.1 million in the first quarter of 2004 for issuance of warrants — See Note 9.

13.	Subsequent Events
      In February 2005, the Company obtained financing related to the acquisitions of the Charleston Federal Courthouse property, Baton Rouge VA property and Bakersfield DEA property through a combined $20.8 million loan from CW Capital, which matures on March 1, 2020. The unpaid principal balances of the notes bear interest at a rate of 5.867% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due March 1, 2020.

GOVERNMENT PROPERTIES TRUST, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004

				Cost Capitalized
				Subsequent to
	Encumbrances(1)	Initial Cost		Acquisition		Gross Amount Carried at Close of Period 12/31/04

										Date of
									Accumulated	Acquisition
			Buildings		Buildings		Building		Depreciation At	Contribution
	December 31		and		and		and		December 31	Placed in
	2004	Land	Improvements	Land	Improvements	Land	Improvements	Total	2004,(2)	Service

Property Name
DEA Bakersfield	$—	$446,000	$1,939,805	$—	$—	$446,000	$1,939,805	$2,385,804	$190,186	January 2003
Charleston SSA	13,732,629	3,066,587	15,363,298	—	36,816	3,066,587	15,400,114	18,466,702	868,863	April 2003
Clarksburg GSA	8,166,010	508,050	10,481,067	—	40,150	508,050	10,521,217	11,029,267	585,193	April 2003
Kingsport SSA	2,249,001	525,000	2,467,130	—	—	525,000	2,467,130	2,992,130	171,385	April 2003
Mineral Wells BPD	—	762,600	3,652,594	—	—	762,600	3,652,594	4,415,194	121,109	March 2004
Pittsburgh FBI	20,883,988	1,135,000	27,547,675	—	—	1,135,000	27,547,675	28,682,675	645,049	May 2004
Lenexa FDA	7,958,571	1,250,000	9,275,293	—	—	1,250,000	9,275,293	10,525,293	195,425	June 2004
VA Baton Rouge	—	1,096,000	4,835,242	—	—	1,096,000	4,835,242	5,931,242	53,638	September 2004
Charleston Fed Court	—	1,500,000	17,777,829	—	—	1,500,000	17,777,829	19,277,829	166,705	September 2004
College Park FDA	16,594,698	1,974,000	20,921,423	—	—	1,974,000	20,921,423	22,895,423	201,230	October 2004
Pittsburgh USCIS	8,000,000	350,000	10,232,553	—	—	350,000	10,232,553	10,582,553	75,825	October 2004
Parkersburg BPD	—	1,100,000	19,127,361	—	—	1,100,000	19,127,361	20,227,361	108,985	November 2004
Real estate under development			1,180,523				1,180,523	1,180,523
Corporate Assets	—	—	185,818	—	—	—	185,818	185,818	23,554	Various

Total	$77,584,897	$13,713,237	$144,987,611	$—	$76,966	$13,713,237	$145,064,577	$158,777,814	$3,407,147

(1)	See Note 5 — Mortgages and Notes Payable to these Consolidated Financial Statements for a description of our mortgage notes payable.

(2)	Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

Building and improvements	39 years
Tenants origination costs	Remaining term of the related lease
Lease intangibles	Remaining term of the related lease (included as a reduction of rental revenue)
Tenant improvements	Term of related leases
Furniture and equipment	3-7 years
The aggregate cost and net basis of land, real estate under development and depreciable property for federal income tax purposes as of December 31, 2004 was approximately $158.8 million and $156.4 million, respectively.

      The following table reconciles the real estate investments historical cost for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Balance at beginning of year	$34,831,423	$—	$—
Additions:
Acquisitions	123,795,059	34,796,937	4,388,310
Capital expenditures	151,332	34,486	—
Less:
Assets reclassified as held-for-sale	—	—	(4,388,310)

Balance at end of year	$158,777,814	$34,831,423	$—

      The following table reconciles the accumulated depreciation on real estate investments for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Balance at beginning of year	$757,400	$—	$—
Additions:
Depreciation and amortization expense	2,649,747	764,089	4,220
Less:
Assets reclassified as held-for-sale	—	(6,689)	(4,220)

Balance at end of year	$3,407,147	$757,400	$—

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

Signature	Title	Date

/s/ Thomas D. Peschio Thomas D. Peschio	President, Chief Executive Officer and Director	March 11, 2005

/s/ Nancy D. Olson Nancy D. Olson	Chief Financial Officer and Treasurer	March 11, 2005

/s/ Jerry D. Bringard Jerry D. Bringard	Chairman of the Board of Directors	March 11, 2005

/s/ Robert M. Ames Robert M. Ames	Director	March 11, 2005

/s/ Spencer I. Browne Spencer I. Browne	Director	March 11, 2005

/s/ Philip S. Cottone Philip S. Cottone	Director	March 11, 2005

/s/ Robert A. Peck Robert A. Peck	Director	March 11, 2005

/s/ Richard H. Schwachter Richard H. Schwachter	Director	March 11, 2005

Exhibit Index

Exhibit	Description of Document

3.1	Charter (incorporated by reference to exhibit 3.1 to our registration statement on Form S-11 (file no. 333-109565))
3.2	Bylaws (incorporated by reference to exhibit 3.2 to our registration statement on Form S-11 (file no. 333-109565))
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to our registration statement on Form S-11 (file no. 333-109565))
10.1	2003 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our registration statement on Form S-11 (file no. 333-109565))
10.2	Form of Indemnification Agreement (incorporated by reference to exhibit 10.2 to our registration statement on Form S-11 (file no. 333-109565))
10.3	Chief Executive Officer Employment Agreement (incorporated by reference to exhibit 10.3 to our registration statement on Form S-11 (file no. 333-109565))
10.4	Amended and Restated Omnibus Services Agreement, dated June 2, 2003, with Genesis Financial Group, Inc. (incorporated by reference to exhibit 10.4 to our registration statement on Form S-11 (file no. 333-109565))
10.5	Property Acquisition Services Agreement, dated December 31, 2003, with Genesis Financial Group, Inc. (incorporated by reference to exhibit 10.5 to our registration statement on Form S-11 (file no. 333-109565))
10.6	Commitment letter with respect to $50 million revolving credit facility (incorporated by reference to exhibit 10.6 to our registration statement on Form S-11 (file no. 333-109565))
10.7	Letter of Intent — College Park, Maryland property (incorporated by reference to exhibit 10.7 to our registration statement on Form S-11 (file no. 333-109565))
10.8	Purchase and Sale Agreement — Parkersburg, West Virginia property (incorporated by reference to exhibit 10.8 to our registration statement on Form S-11 (file no. 333-109565))
10.9	Letter of Intent — Baton Rouge, Louisiana property (incorporated by reference to exhibit 10.9 to our registration statement on Form S-11 (file no. 333-109565))
10.10	Letter of Intent — Pittsburgh, Pennsylvania property (incorporated by reference to exhibit 10.10 to our registration statement on Form S-11 (file no. 333-109565))
10.11	Purchase and Sale Agreement — Mineral Wells, West Virginia property (incorporated by reference to exhibit 10.11 to our registration statement on Form S-11 (file no. 333-109565))
10.12	Purchase and Sale Agreement — Harlingen, Texas INS properties (incorporated by reference to exhibit 10.12 to our registration statement on Form S-11 (file no. 333-109565))
10.13	Purchase and Sale Agreement — Harlingen, Texas USBP property (incorporated by reference to exhibit 10.13 to our registration statement on Form S-11 (file no. 333-109565))
10.14	Mortgage Banking Services Agreement (incorporated by reference to exhibit 10.14 to our registration statement on Form S-11 (file no. 333-109565))
10.15	Revolving Credit Agreement (incorporated by reference to exhibit 10.15 to our Form 10-Q for the quarterly period ended March 31, 2004)
16.1	Letter regarding change in certifying accountant (incorporated by reference to exhibit 16.1 to our registration statement on Form S-11 (file no. 333-109565))
16.2	Letter regarding change in certifying accountant (incorporated by reference to exhibit 16.2 to our registration statement on Form S-11 (file no. 333-109565))
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Principal Financial Officer