Form 10-Q
period 2005-03-31
GOVERNMENT PROPERTIES TRUST INC
filed 2005-05-05
CIK 1266112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

COMMISSION FILE NUMBER 001-31962

GOVERNMENT PROPERTIES TRUST, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND (State or other jurisdiction of incorporation or organization)	20-0611663 (I.R.S. Employer Identification No.)

10250 REGENCY CIRCLE, SUITE 100 OMAHA, NEBRASKA 68114 (Address of principal executive offices, including zip code)	(402) 391-0010 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of April 29, 2005, approximately 20.7 million shares of common stock of the registrant were outstanding.

		PAGE
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	3
	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II - OTHER INFORMATION		18
Item 1.	Not applicable
Item 2.	Changes in Securities and Use of Proceeds	18
Item 3.	Not applicable
Item 4.	Not applicable
Item 5.	Not applicable
Item 6.	Exhibits and Reports on Form 8-K	18
	Signatures	19
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(UNAUDITED)
ASSETS
Real estate at cost
Land	$19,893,237	$13,713,237
Buildings and improvements	154,111,381	117,069,518
Tenant origination costs	33,422,192	26,628,718
Real estate under development	1,819,206	1,180,523
Furniture and equipment	188,207	185,818

	209,434,223	158,777,814
Accumulated depreciation	(4,729,364)	(3,407,147)

	204,704,859	155,370,667
Cash and cash equivalents	78,764,801	93,814,813
Restricted cash escrows	14,298,107	2,103,338
Tenant receivables	1,733,123	1,501,850
Notes receivable from tenant	650,014	665,216
Deferred costs, net	2,000,316	937,156
Real estate deposits	1,652,581	685,993
Other assets	2,600,986	1,241,554

Total assets	$306,404,787	$256,320,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,830,846	$3,226,655
Dividends payable	3,108,269	3,104,340
Mortgage notes payable	129,908,060	77,584,897

Total liabilities	136,847,175	83,915,892
Stockholders’ equity
Common stock ($0.01 par value; 50,000,000 shares authorized, 20,721,796 and 20,695,567 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	205,690	205,223
Additional paid-in capital	188,579,840	188,259,230
Accumulated deficit	(19,227,918)	(16,059,758)

Total stockholders’ equity	169,557,612	172,404,695

Total liabilities and stockholders’ equity	$306,404,787	$256,320,587

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Revenue
Rental income	$4,324,110	$1,043,993
Tenant reimbursements	179,654	—

Total revenue	4,503,764	1,043,993
Expenses
Property operations	855,002	247,778
Real estate taxes	456,204	148,097
Depreciation and amortization	1,322,217	280,109
General and administrative	1,140,272	1,030,544

Total expenses	3,773,695	1,706,528

Operating income (loss)	730,069	(662,535)
Other income (expense)
Interest income	658,193	243,269
Interest expense	(1,337,727)	(398,829)
Expense from issuance and exercise of warrant	—	(2,097,900)
Amortization of deferred financing fees	(110,426)	(3,614)

Loss from continuing operations	(59,891)	(2,919,609)

Discontinued operations
Income from operations of disposed property	—	3,871

Net loss	$(59,891)	$(2,915,738)

Earnings per share (basic and diluted)
Loss from continuing operations	$—	$(0.20)
Income from discontinued operations	—	—

Net loss	$—	$(0.20)

Distributions declared per share	$0.15	$0.15

Weighted average shares outstanding (basic and diluted)	20,539,767	14,712,297

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Operating activities
Net loss	$(59,891)	$(2,915,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,322,217	280,109
Amortization of deferred financing fees	110,426	3,614
Compensation expense	181,074	108,751
Expense from issuance of warrant	—	2,097,900
Changes in assets and liabilities:
Restricted cash escrows	(12,194,769)	69,087
Tenant receivables	(231,273)	(53,180)
Note receivable from tenant	15,202	(704,111)
Other assets	(1,361,821)	(337,476)
Accounts payable and accrued expenses	744,194	555,086

Net cash used in operating activities	(11,474,641)	(895,958)

Investing activities
Expenditures for real estate	(50,015,337)	(4,416,735)
Deposits on future real estate purchases	(966,588)	(600,000)
Development of real estate assets	(638,683)	—
Restricted cash for letter of credit	—	(17,336,718)

Cash used in investing activities	(51,620,608)	(22,353,453)

Financing activities
Financing fees	(1,173,586)	—
Net (repayment) borrowing under lines of credit	—	(3,047,655)
Proceeds from mortgage notes payable	52,632,219	—
Payments on mortgage notes payable - affiliate	—	(1,639,219)
Repayments of advances from affiliate	—	(102,873)
Principal payments on mortgage notes payable	(309,056)	(78,118)
Proceeds from sale of common stock	—	193,202,100
Offering costs paid	—	(16,176,798)
Dividends paid	(3,104,340)	(147,536)

Net cash provided by financing activities	48,045,237	172,009,901

Net (decrease) increase in cash and cash equivalents	(15,050,012)	148,760,490
Cash and cash equivalents, beginning of period	93,814,813	760,859

Cash and cash equivalents, end of period	$78,764,801	$149,521,349

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Government Properties Trust, Inc., a Maryland corporation (the “Company”), have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2004 Form 10-K. The accompanying consolidated financial statements highlight significant changes to the Notes included in the 2004 Form 10-K and present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting periods. Our results for the quarter ended March 31, 2005 are not necessarily indicative of our results for any future interim period or for the full fiscal year.

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

The Company began formal operations with its first property acquisition in December 2002 and, as of March 31, 2005, the Company owned thirteen properties located throughout the United States. The Company acquires properties through various operating entities, which are wholly owned by the Company. The Company operates in one segment.

Between October 2002 and August 2003, the Company sold 955,552 shares of its common stock at $10 per share. In January 2004, the Company sold 19.3 million shares of its common stock (the “Offering”) at $10 per share and listed its common stock on the New York Stock Exchange. The Offering raised approximately $177 million in net proceeds.

3. Common Stock and Earnings Per Share

The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic and diluted loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. The Company had nonvested stock grants of 181,896 and 62,084 shares outstanding during the three months ended March 31, 2005 and 2004, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

4. Deferred Costs

Deferred costs consist of the following:

	MARCH 31,	DECEMBER 31,
	2005	2004
Financing costs	$2,391,567	$1,217,981
Accumulated amortization	(391,251)	(280,825)

	$2,000,316	$937,156

5. Equity Incentive Plan

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

The Company recognizes compensation expense for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period. From the original issuance of shares in the first quarter of 2004 through March 31, 2005, the Company granted 216,243 restricted shares pursuant to the Plan. The fair value of the shares at the time of the grants ranged from $9.70 to $13.90 per share. Of the shares issued, 63,481 shares have vested. The remaining 152,762 restricted shares were outstanding at March 31, 2005 and vest over periods of two to five years. Compensation expense recognized and included in general and administrative expense in the accompanying consolidated statement of operations was $181,074 and $108,751 for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, there are 783,757 shares available for grant under the Plan.

6. Mortgage Notes Payable and Line-of-Credit

Mortgage notes payable and line-of-credit consisted of the following:

	MARCH 31,	DECEMBER 31,
	2005	2004
MORTGAGE NOTES PAYABLE(A),(B)
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.13% to 8.23% per annum, with principal and interest payable monthly through 2026. The weighted average interest rate at March 31, 2005 and December 31, 2004 was 5.77% and 5.87%, respectively	$129,908,060	$77,584,897

LINE OF CREDIT
Revolving line-of-credit with a financial institution (maximum borrowing $50,000,000 and available through April 27, 2005), interest at the financial institution’s prime rate. There were no advances made on the line-of-credit. Interest, if any, is due monthly. Any advances are secured by a mortgage on the acquired property and are due upon the earlier of permanent financing or termination of the line-of-credit	$—	$—

(A)	The mortgages notes payable are subject to various operating covenants. In addition, the Company must periodically fund and maintain escrow accounts to fund future real estate taxes, repairs and maintenance and insurance payments, as well as to fund certain tenant releasing costs. These are included in restricted cash escrows.

(B)	A portion of the Company’s real estate assets have been pledged as collateral for its mortgage notes payable. The amount of gross assets that have been encumbered is $154,815,486 and $105,174,043 for March 31, 2005 and December 31, 2004.

Total interest paid on the mortgage notes payable was $1,095,036 and $505,096 for the three months ended March 31, 2005 and 2004, respectively. Included in the amount paid for the three months ended March 31, 2004 was $1,973 incurred and paid to an affiliate.

7. Concentration of Credit Risk

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

8. Related Party Transactions

Genesis, the sponsor of the initial public offering by the predecessor company Gen-Net Lease Income Trust, Inc., provided the Company with property acquisition services through January 2005 for a fee of up to 1% of the property purchase price plus up to 2% of the acquisition fee for acquisition related expenses. The Company did not incur any acquisition fees with Genesis for the three months ended March 31, 2005. The Company incurred and paid acquisition fees of $1,090,486 for the year ended December 31, 2004 which is included in real estate, at cost in the Consolidated Balance Sheets.

Prior to the January 2004 public offering of common stock, Genesis also provided administration services for a fee of 3% of gross rental revenue and property management services also for a fee of 3% of gross rental revenue. The total amount incurred and paid for the three months ended March 31, 2004 was $10,888 in property management fees and $10,237 in administrative fees. These amounts are included in property operations and general and administrative expenses in the Consolidated Statements of Operations, respectively.

Advances from Genesis totaling $102,873 were outstanding at December 31, 2003 and were repaid in 2004 with funds received in connection with the Offering. In addition, Genesis owed the Company $310,000 (included in other assets) at March 31, 2005 and December 31, 2004 for previous offering costs pursuant to a conditional agreement between Genesis and the Company. The amount owed is non-interest bearing and is secured by an irrevocable letter of credit which expires on June 30, 2005 unless extended to no later than June 30, 2006.

9. Property Acquisitions

The Company acquired the following properties during the three months ended March 31, 2005 and during the year ended December 31, 2004. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

		Acquisition	Month
Property	Location	Cost	Acquired
2004 acquisitions(A):
Bureau of Public Debt (Mineral Wells BPD Property)(B)	Mineral Wells, WV	$5,109,486	March
Federal Bureau of Investigation (Pittsburgh FBI Property)	Pittsburgh, PA	28,682,675	May
USDA District Offices (Lenexa FDA Property)	Lenexa, KS	10,525,293	June
Veterans Administration Outpatient Clinic (Baton Rouge VA Property)	Baton Rouge, LA	5,931,242	September
Federal Courthouse (Charleston Fed Court Property)	Charleston, SC	19,277,829	September
Food & Drug Administration (College Park FDA Property)(C)	College Park, MD	22,895,421	October
Immigration Services (Pittsburgh USCIS Property)	Pittsburgh, PA	10,582,553	October
Bureau of Public Debt (Parkersburg BPD Property)(D)	Parkersburg, WV	20,227,362	November

		$123,231,861

2005 acquisitions(A):
1201 Lloyd Boulevard (Portland Property)(E)	Portland, OR	$50,015,337	March

(A)	In accordance with SFAS 141, the Company allocated the purchase price for these properties to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. The value of tenant origination costs are amortized over the remaining term of the respective leases.

(B)	Included in the acquisition cost amount is a note receivable from tenant in the amount of $694,293 which the Company assumed with the purchase of this property. The interest on the note receivable is fixed at 8% per annum with principal and interest payable monthly through 2012.

(C)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $16,650,000. Acquisition cost includes $1,200,000 payable to seller to be paid in April 2005.

(D)	The federal government has exercised a consolidation option whereby the Company will expand the Parkersburg Property by an additional 102,000 rentable square feet. The cost of the expansion to the Property will total approximately $22.5 million and will be paid over the term of the expansion scheduled for completion in 2006. At March 31, 2005 the Company held $11.1 million of restricted cash escrows to fund, in part, the cost of the expansion. Cost capitalized as of March 31, 2005 and December 31, 2004 totaled $1,634,010 and $1,180,523, respectively and is reflected in real estate under development in the accompanying Balance Sheets.

(E)	Excluded from the acquisition cost amount is $1.1 million of restricted cash escrows paid by the Company and held pending the final determination of the base rent amount for certain tenants held under signed tenant leases. The final determination of the base rent amount and the receipt of cash held in escrow, if any, are expected to be completed prior to the end of 2005.

10. Issuance and Exercise of Warrant

In connection with providing a line of credit to the Company in 2003, an affiliate of one of the Company’s underwriters in the Offering was issued a warrant to purchase up to 210,000 shares of common stock. The underwriter’s affiliate exercised the warrant and the Company recognized an expense of approximately $2.1 million in the first quarter of 2004.

11. Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reflects the historical operating results of properties sold or held for sale, as well as the gain or loss on sale from these properties, as discontinued operations in the consolidated statements of operations for periods prior to their sale. In October 2004, the Company sold the Harahan property for a gain of $313,857, upon receiving sales proceeds of $1,457,223 net of the assumption of the related mortgage note payable of $3,112,770. The results of discontinued operations related to the Harahan property were comprised of the following for the three months ended March 31, 2004:

Rental income	$90,860

Property operations	6,412
Depreciation and amortization	29,359

Total expense	35,771

Operating income	55,089
Amortization of deferred financing fees	(421)
Interest expense	(50,797)

Income from property held for sale	$3,871

12. Unaudited Pro Forma Condensed Consolidated Financial Information

The accompanying unaudited Pro Forma Condensed Consolidated Financial Information are presented as if, at January 1, 2004, the Company acquired the properties described in Note 9 — Property Acquisitions and the shares outstanding at March 31, 2005 were also outstanding at January 1, 2004. The properties listed as follows began operations in 2004 and therefore their historical results of operations are included in the Pro Forma Condensed Consolidated Financial Information from the date indicated. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

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

Pro Forma Condensed Consolidated Financial Information
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Total Revenue	$4,860,168	$3,113,128

Loss from continuing operations (A)	$265,107	$(3,245,031)

Loss per diluted common share	$0.01	$(0.16)

(A)	Includes expense of approximately $2.1 million in the first quarter of 2004 for issuance and exercise of warrants in the first quarter of 2004 – See Note 10.

13. Subsequent Events

In April 2005, we obtained financing related to the acquisition of our Portland property through a $39.1 million loan from Artesia Mortgage Capital Corporation, which matures on May 11, 2015. The unpaid principal balance of the note bears interest at a rate of 5.49% per annum. Accrued interest only payments are due monthly through November 11, 2006. From December 11, 2006 through November 11, 2013, monthly payments are amortized on a 30-year schedule. From December 11, 2013 through April 11, 2015, monthly payments are amortized on a 25-year schedule, with a balloon payment due May 11, 2015.

In May 2005, the Company acquired the Niagara Center Property located in Buffalo, New York for an approximate purchase price of $70.6 million. The acquisition was acquired with cash. The Niagara Center Property, completed in December 2004, totals approximately 268,000 rentable square feet of office space. The approximately 3.5 acre site will also include, upon the completion of a separate parking garage in September 2005, surface and indoor parking with 638 parking stalls. The Niagara Center Property is currently 86% occupied by multiple federal government agencies.

Also in May 2005, the Company acquired the Social Security Administration Property located at 186 Exchange Street, in Buffalo, New York (the Buffalo SSA Property) for approximately $5.4 million in cash. The Buffalo SSA Property was completed in December 2003. The Buffalo SSA Property totals approximately 35,000 rentable square feet and is 100% occupied by the Social Security Administration, Environmental Protection Agency and the Railroad Retirement Board.

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

Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continues,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2004. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

The following is a discussion of our interim results of operations, financial condition and liquidity and capital resources for the three months ended March 31, 2005 compared to the corresponding periods in 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2004 Form 10-K.

OVERVIEW

We primarily invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company focused solely on investing in government-leased properties. We own each of our properties through separate, wholly owned entities. Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the General Services Administration (“GSA”), under long-term leases. At March 31, 2005, we owned thirteen primarily GSA-leased properties. These properties are 97% occupied. The pace of property acquisitions determines the speed with which capital is invested in real property and that affects operating profit and cash available for distribution. Management has been focused during the reporting period on increasing the pace of acquisitions.

RISK FACTORS WHICH MAY INFLUENCE FUTURE RESULTS OF OPERATIONS

We acquired eight properties for an amount of $123.2 million in 2004 and one property for an amount of $50.0 million in the first quarter of 2005. Net income from the properties we own has been significantly less than the dividends we have paid to date. To continue to pay dividends at their current level the Company will be required to use some of the equity capital we raised in its January 2004 Offering for at least the remainder of 2005.

Rent from the U.S. government represented approximately 100% of our revenues for the three months ended March 31, 2005 and for the year ended December 31, 2004. In addition, the U.S. government leased 91% of our total leased square feet of property as of March 31, 2005. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.

We have had historical accounting losses of $2.7 million and $59,000 for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. We had an accumulated deficit of $19.2 million, of which $16.0 million was for dividends, as of March 31, 2005. We cannot assure you that we will not have similar losses in the future.

CRITICAL ACCOUNTING POLICIES

Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include our revenue recognition of related lease agreements, recording of real estate at depreciated cost and allocation of the purchase price of properties we acquire to net tangible and identified intangible assets. During the first three months of 2005, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS

The following table compares our operating results for the three months ended March 31, 2005 and 2004.

			Increase
	2005	2004	(Decrease)
Revenue:
Rental income	$4,324,110	$1,043,993	$3,280,117
Tenant reimbursements	179,654	—	179,654

Total revenue	4,503,764	1,043,993	3,459,771
Expenses:
Property Operations	855,002	247,778	607,224
Real estate taxes	456,204	148,097	308,107
Depreciation and Amortization	1,322,217	280,109	1,042,108
General and administrative	1,140,272	1,030,544	109,728

Total expenses	3,773,695	1,706,528	2,067,167

Operating income (loss)	730,069	(662,535)	1,392,604

Interest income	658,193	243,269	414,924
Interest expense	(1,337,727)	(398,829)	(938,898)
Expense from issuance and exercise of warrant	—	(2,097,900)	2,097,900
Amortization of deferred financing fees	(110,426)	(3,614)	(106,812)

Loss from continuing operations	(59,891)	(2,919,609)	2,859,718
Discontinued operations: Income from operations of disposed property	—	3,871	(3,871)

Net loss	$(59,891)	$(2,915,738)	$2,855,847

Comparison of three months ended March 31, 2005 to March 31, 2004

Rental income revenue was $4,324,110 for 2005 and $1,043,993 for 2004. The increase was due to our acquisition of eight additional properties during 2004 and 2005.

Tenant reimbursements revenue was $179,654 for 2005 and $0 for 2004. This amount represents the tenant’s reimbursements for real estate tax expense in excess of the real estate tax base amount as defined in the respective lease agreement. The amount of revenue recognized during 2005 represents the real estate tax expense in excess of the real estate base amount for all properties owned as of March 31, 2005.

Property operations expense was $855,002 for 2005 and $247,778 for 2004. The increase was due to the expansion of our operations from four properties owned as of the beginning of 2004 to thirteen properties owned as of March 31, 2005.

Real estate tax expense was $456,204 for 2005 and $148,097 for 2004. The increase was due to the expansion of our operations from four properties owned as of the beginning of 2004 to thirteen properties owned as of March 31, 2005.

Depreciation and amortization was $1,322,217 for 2005 and $280,109 for 2004. The increase was due to the expansion of our operations from four properties owned as of the beginning of 2004 to thirteen properties owned as of March 31, 2005.

General and administrative expense was $1,140,272 for 2005 and $1,030,544 for 2004. The increase was due to the expansion of our operations to become self-managed and to increase our acquisition activity. The increase was primarily due to the increase in our acquisition staff and related activity.

Interest income was $658,193 for 2005 and $243,269 for 2004. The increase was primarily due to an increase in interest rates earned on short-term investments. In addition, a portion of the increase was due to the proceeds raised in the January 2004 Offering were available for investing for the entire three months in 2005 versus only two months in 2004.

Interest expense was $1,337,727 for 2005 and $398,829 for 2004. The increase was due to approximately $105 million of new mortgage debt incurred by us since March 2004.

Amortization of deferred financing fees was $110,426 in 2005 and $3,614 in 2004. The increase was due to the amortization of financing fees being recognized of approximately $71,000 related to the $50 million revolving credit facility obtained in April 2004 and the remaining amount from amortization of financing fees incurred from new mortgages obtained since March 2004.

Income from discontinued operations was $3,871 in 2004. This represents the operating results for our Harahan property which was sold in October 2004.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided from borrowings.

Our current mortgage debt obligations are set forth below:

		BALANCE AS OF
		MARCH 31,
LENDER	COLLATERAL	2005
		(IN MILLIONS)
Operating Properties:
CW Capital	Bakersfield DEA property	$1.4
CW Capital	Baton Rouge VA property	4.8
LaSalle Bank/GEMSA	Charleston SSA property	13.7
LaSalle Bank/GEMSA	Clarksburg GSA property	8.2
CW Capital	Charleston Federal Courthouse property	14.6
Bank of America	Kingsport SSA property	2.2
PNC Bank	Pittsburgh FBI property	20.8
Wachovia Bank	Lenexa FDA property	7.9
Capital Realty	College Park FDA property	16.5
Bank of New York	Parkersburg BPD property	31.8
Nomura Credit	Pittsburgh USCIS property	8.0

Total		$129.9

We financed the acquisition of our Bakersfield DEA property in February 2005 through a $1.4 million loan from CW Capital, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 5.867% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due March 1, 2020.

We financed the acquisition of our Baton Rouge VA property in February 2005 through a $4.8 million loan from CW Capital, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 5.867% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due March 1, 2020.

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

We financed the acquisition of our Charleston Federal Courthouse property in February 2005 through a $14.6 million loan from CW Capital, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 5.867% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due March 1, 2020.

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

We obtained financing related to the acquisition of our Parkersburg BPD property in March 2005 through a combined $31.8 million loan from the Bank of New York, which matures on March 15, 2021. The loan is comprised of two notes totaling $26.8 million and $5.0 million, respectively. The unpaid principal balance of the $26.8 million note bears interest at a rate of 5.40% per annum. Monthly payments are amortized on a 25-year schedule, with a balloon payment due March 15, 2021. The $5.0 million note bears interest at 5.75% with interest payments due monthly and principal due March 15, 2021.

We obtained financing related to the acquisition of our Pittsburgh USCIS property in December 2004 through an $8.0 million loan from Nomura Credit, which matures on December 11, 2011. The unpaid principal balance of the note bears interest at a rate of 5.13% per annum. Monthly payments are amortized on a 25-year schedule, with a balloon payment due December 11, 2011.

In April 2005, we obtained financing related to the acquisition of our Portland property through a $39.1 million loan from Artesia Mortgage Capital Corporation, which matures on May 11, 2015. The unpaid principal balance of the note bears interest at a rate of 5.49% per annum. Accrued interest only payments are due monthly through November 11, 2006. From December 11, 2006 through November 11, 2013, monthly payments are amortized on a 30-year schedule. From December 11, 2013 through April 11, 2015, monthly payments are amortized on a 25-year schedule, with a balloon payment due May 11, 2015.

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

We entered into a $50 million revolving credit facility in April 2004 led by First National Bank of Omaha. Outstanding amounts under this facility accrue interest at the floating prime rate, as published by the Wall Street Journal, which will not be lower than 4%. We paid a commitment fee equal to 0.50% of the total commitment and will pay an advance fee of 0.50% of each advance. All amounts provided pursuant to this facility will be due in May 2005. The facility contains customary restrictive covenants, including limitations on our ability to purchase properties under development or through unconsolidated affiliates. We are also required to maintain a minimum tangible net worth of not less than $90 million, a total liabilities to tangible net worth ratio of no more than 4.0 to 1, and a minimum debt service coverage ratio of 1.2 to 1. We are not allowed to make distributions that exceed the greater of (i) such amount as is required to be distributed as a condition our continued status as a REIT, or (ii) $0.25 per common share per quarter. The proceeds of this facility will be used for short-term acquisition financing for the purchase of federal government-leased properties that have a minimum remaining lease term of 10 years. This facility may also be used to provide deposits for purchase contracts or good faith deposits. No amounts were outstanding under the revolving credit facility at March 31, 2005 and December 31, 2004.

The revolving credit facility was to expire on April, 27, 2005. In April 2005, the Company and First National Bank of Omaha entered into an agreement to extend the expiration of the revolving credit facility through July 27, 2005.

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

Since we became self-managed in January 2004, we have increased cash expenditures for general and administrative expenses, including salaries, directors’ and officers’ insurance, rent, professional fees, public company expense, and other corporate level activity. We estimate that our annualized general and administrative cash expenses for the year ending December 31, 2005 to be in the range of $3.9 million to $4.3 million. The increase in 2005 general and administrative cash expenses as compared to the amount incurred in 2004 is in part due to the expected increase in professional fees to be incurred to be in compliance with Sarbanes Oxley Section 404. The remaining expected increase in 2005 as compared to 2004 is due a full year’s effect of being fully staffed in 2005 as compared to only a portion of 2004. General and administrative cash expenses exclude compensation expense from the issuance of stock grants which amounted to $864,673 for the year ended December 31, 2004.

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

The following table presents a reconciliation of GAAP to our funds from operations for the periods presented:

	THREE MONTHS
	ENDED
	MARCH 31,
	2005	2004
Net loss	$(59,891)	$(2,915,738)
Adjustments to reconcile to funds from Operations:
Real estate depreciation and amortization (a)	1,314,817	277,740

Funds from Operations	$1,254,926	(2,637,998)

Funds from Operations per common share	$0.06	$(0.18)

Weighted average common shares outstanding	20,539,767	14,712,297

(a)	Excludes depreciation of non-real estate assets of $7,400 and $2,368 for the three months ended March 31, 2005 and 2004, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

     Market Risk Related to Fixed-Rate Debt

     As of March 31, 2005, our debt included fixed-rate mortgage notes with a carrying value of $129.9 million. Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual March 31, 2005 levels, with all other variables held constant.

     A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $3.7 million at March 31, 2005. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $4.0 million at March 31, 2005.

INTEREST RATE SENSITIVITY

     The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our mortgage notes payable by expected maturity date and weighted average interest rate as of March 31, 2005.

	INTEREST RATE SENSITIVITY
	2006	2007	2008	2009	2010	THEREAFTER	TOTAL
MORTGAGE NOTES PAYABLE:
Fixed rate amount	$1,574,363	$2,406,166	$2,540,099	$2,702,810	$28,872,381	$91,812,241	$129,908,060
Weighted-average interest rate	5.91%	5.76%	5.76%	5.77%	5.51%	5.85%	5.77%

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

     Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended March 31, 2005.

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

     After payment of the foregoing expenses, we received approximately $177.0 million in net proceeds from the offering. As of May 3, 2005, we had used the proceeds as follows:

     • approximately $5.0 million to repay outstanding indebtedness;

     • approximately $105.2 million, net of related mortgages, to complete acquisitions;

     • approximately $15.5 million for dividend payments.

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

     (b) Reports on Form 8-K:

     On March 2, 2005 we filed a current report on Form 8-K to furnish our earnings press release and Supplemental Operating and Financial Data package of financial results for the three months and year ended December 31, 2004.

     On March 30, 2005 we filed a current report on Form 8-K to report the acquisition of the property at 1201 Lloyd Boulevard, Portland, Oregon.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES TRUST, INC.

Date: May 5, 2005	By: /s/ NANCY D. OLSON

Nancy D. Olson
Chief Financial Officer and Treasurer
(principal financial officer)