Form 10-Q
period 2005-09-30
GOVERNMENT PROPERTIES TRUST INC
filed 2005-11-03
CIK 1266112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
COMMISSION FILE NUMBER 001-31962

GOVERNMENT PROPERTIES TRUST, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	20-0611663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13625 CALIFORNIA STREET, SUITE 310
OMAHA, NEBRASKA 68154	(402) 391-0010
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)
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
Yes ☐           No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☐ No
As of October 31, 2005, approximately 20.7 million shares of common stock of the registrant were outstanding.

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3
Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2005 and 2004 (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II — OTHER INFORMATION
Item 1. Not applicable	21
Item 2. Changes in Securities and Use of Proceeds	21
Item 3. Not applicable	21
Item 4. Not applicable	21
Item 5. Not applicable	21
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	22
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(UNAUDITED)
ASSETS
Real estate at cost
Land	$32,873,237	$13,713,237
Buildings and improvements	259,575,597	117,069,518
Tenant origination costs	53,527,970	26,628,718
Real estate under development	12,225,197	1,180,523
Furniture and equipment	422,956	185,818

	358,624,957	158,777,814
Accumulated depreciation	(10,018,185)	(3,407,147)

	348,606,772	155,370,667
Cash and cash equivalents	6,813,679	93,814,813
Restricted cash escrows	20,429,447	2,103,338
Tenant receivables	5,633,123	1,501,850
Notes receivable from tenant	618,702	665,216
Deferred costs, net	2,283,290	937,156
Real estate deposits	300,000	685,993
Other assets	1,681,207	1,241,554

Total assets	$386,366,220	$256,320,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$9,679,018	$3,226,655
Dividends payable	3,108,242	3,104,340
Mortgage notes payable	211,192,223	77,584,897

Total liabilities	223,979,483	83,915,892
Stockholders’ equity
Common stock ($0.01 par value; 50,000,000 shares authorized, 20,721,612 and 20,695,567 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	205,820	205,223
Additional paid-in capital	188,941,858	188,259,230
Accumulated deficit	(26,955,345)	(16,059,758)
Accumulated other comprehensive income	194,404	—

Total stockholders’ equity	162,386,737	172,404,695

Total liabilities and stockholders’ equity	$386,366,220	$256,320,587

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	(UNAUDITED)		(UNAUDITED)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Revenue
Rental income	$7,821,816	$2,338,335	$18,286,917	$5,060,076
Tenant reimbursements and other	442,275	41,656	754,048	205,851

Total revenue	8,264,091	2,379,991	19,040,965	5,265,927
Expenses
Property operations	1,343,177	543,020	3,321,627	1,126,570
Real estate taxes	896,790	257,403	1,921,859	578,428
Depreciation and amortization	2,946,201	673,396	6,611,038	1,436,990
General and administrative	1,303,690	1,037,025	3,644,599	3,026,211

Total expenses	6,489,858	2,510,844	15,499,123	6,168,199

Operating income (loss)	1,774,233	(130,853)	3,541,842	(902,272)
Other income (expense)
Interest income	249,303	607,884	1,348,237	1,238,417
Interest expense	(2,755,315)	(660,373)	(6,225,992)	(1,426,521)
Expense from issuance and exercise of warrant	—	—	—	(2,097,900)
Amortization of deferred financing fees	(66,809)	(91,571)	(234,922)	(170,085)

Loss from continuing operations	(798,588)	(274,913)	(1,570,835)	(3,358,361)

Discontinued operations:
Income from operations of disposed property	—	42,156	—	88,524

Net loss	$(798,588)	$(232,757)	$(1,570,835)	$(3,269,837)

Earnings per share (basic and diluted):
Loss from continuing operations	$(0.04)	$(0.01)	$(0.08)	$(0.18)
Income from discontinued operations	—	—	—	—

Net loss	$(0.04)	$(0.01)	$(0.08)	$(0.18)

Distributions declared per share	$0.15	$0.15	$0.45	$0.45

Weighted average shares outstanding (basic and diluted)	20,578,402	20,514,716	20,564,662	18,585,837

Net loss	$(798,588)	$(232,757)	$(1,570,835)	$(3,269,837)
Other Comprehensive Income
Unrealized derivative gain on forward-starting interest rate swaps	1,562,669	—	194,404	—

Comprehensive income (loss)	$764,081	$(232,757)	$(1,376,431)	$(3,269,837)

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Operating activities
Net loss	$(1,570,835)	$(3,269,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,611,038	1,436,990
Amortization of deferred financing fees	234,922	170,085
Amortization of premium on mortgage notes payable	25,264	—
Compensation expense	543,222	508,997
Expense from issuance and exercise of warrant	—	2,097,900
Changes in assets and liabilities:
Tenant receivables	(4,131,273)	(420,068)
Other assets	(245,249)	(913,091)
Accounts payable and accrued expenses	3,824,576	909,425

Net cash provided by operating activities	5,291,665	520,401

Investing activities
Expenditures for real estate	(170,643,851)	(68,955,751)
Deposits on future real estate purchases	(300,000)	(1,550,000)
Development of real estate assets	(8,276,884)	—
Restricted cash escrows	(18,326,109)	(423,685)
Note receivable from tenant	46,514	(568,349)
Expenditures for furniture and equipment	(237,138)	—
Restricted cash for letter of credit	—	(17,426,515)

Net cash used in investing activities	(197,737,468)	(88,924,300)

Financing activities
Financing fees	(1,581,056)	(785,300)
Net repayment under lines of credit	—	(3,047,655)
Proceeds from mortgage notes payable	117,582,219	29,000,000
Payments on mortgage notes payable – affiliate	—	(1,639,219)
Repayments of advances from affiliate	—	(102,873)
Principal payments on mortgage notes payable	(1,235,644)	(455,031)
Proceeds from sale of common stock	—	193,202,100
Offering costs paid	—	(16,242,443)
Dividends paid	(9,320,850)	(6,351,685)

Net cash provided by financing activities	105,444,669	193,577,894

Net (decrease) increase in cash and cash equivalents	(87,001,134)	105,173,995
Cash and cash equivalents, beginning of period	93,814,813	760,859

Cash and cash equivalents, end of period	$6,813,679	$105,934,854

Non-Cash Financing Activity
Assumption of mortgage note payable included in real estate, net	$15,753,309	$—

Non-Cash Operating Activity
Accounts payable and accrued expenses included in real estate, net	$2,767,790	$—

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
The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting periods. Our results for the three months and nine months ended September 30, 2005 are not necessarily indicative of our results for any future interim period or for the full fiscal year.
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
The Company began formal operations with its first property acquisition in December 2002 and, as of September 30, 2005, the Company owned eighteen properties located throughout the United States. The Company acquires properties through various operating entities, which are wholly owned by the Company. The Company operates in one segment.
Between October 2002 and August 2003, the Company sold 955,552 shares of its common stock at $10 per share. In January 2004, the Company sold 19.3 million shares of its common stock (the “Offering”) at $10 per share and listed its common stock on the New York Stock Exchange. The Offering raised approximately $177 million in net proceeds.
3. Common Stock and Earnings Per Share
The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic and diluted loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. The Company had nonvested stock grants of 143,239 and 176,613 shares outstanding during the three months ended September 30, 2005 and 2004, respectively and 157,035 and 136,778 for the nine months ended September 30, 2005 and 2004, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
4. Deferred Costs
Deferred costs consist of the following:

	September 30,	December 31,
	2005	2004

Financing costs	$2,799,037	$1,217,981
Accumulated amortization	(515,747)	(280,825)

	$2,283,290	$937,156

5. Equity Incentive Plan
The Company has a 2003 Equity Incentive Compensation Plan (the “Plan”), which reserved 1,000,000 shares of Common Stock for issuance thereunder. In connection with the original issuance of shares during the first quarter of 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”.

The Company recognizes compensation expense for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is primarily recognized on a straight-line basis over the vesting period. From the original issuance of shares in the first quarter of 2004 through September 30, 2005, the Company granted 216,243 restricted shares pursuant to the Plan. The fair value of the shares at the time of the grants ranged from $9.70 to $13.90 per share. Of the shares issued, 76,478 shares have vested and 184 shares were cancelled. The remaining 139,581 restricted shares were outstanding at September 30, 2005 and vest over periods of two to five years. Compensation expense recognized and included in general and administrative expense in the accompanying consolidated statement of operations was $181,074 and $248,274 for the three months ended September 30, 2005 and 2004, respectively and $543,222 and $508,997 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, there are 783,941 shares available for grant under the Plan.
6. Mortgage Notes Payable and Line-of-Credit
Mortgage notes payable and line-of-credit consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
MORTGAGE NOTES PAYABLE (A), (B), (C)
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.09% to 8.23% per annum, with principal and interest payable monthly through 2026. The weighted average interest rate at September 30, 2005 and December 31, 2004 was 5.81% and 5.87%, respectively	$209,735,310	$77,584,897

LINE-OF-CREDIT
Revolving line-of-credit with a financial institution (maximum borrowing $50,000,000 and available through December 27, 2005), interest at the financial institution’s prime rate. There were no advances made on the line-of-credit. Interest, if any, is due monthly. Advances up to $25,000,000 are unsecured. Any advances in excess of $25,000,000 are secured by a mortgage on the acquired property and are due upon the earlier of permanent financing or termination of the line-of-credit	$—	$—

(A)	The mortgages notes payable are subject to various operating covenants. In addition, the Company must periodically fund and maintain escrow accounts for future real estate taxes, repairs and maintenance and insurance payments, as well as to fund certain tenant releasing costs. These are included in restricted cash escrows.

(B)	A portion of the Company’s real estate assets have been pledged as collateral for its mortgage notes payable. The amount of gross assets that have been encumbered is $276,066,254 and $105,174,043 at September 30, 2005 and December 31, 2004.

(C)	Amounts exclude a premium of $1,456,913 and $0 at September 30, 2005 and December 31, 2004, respectively, related to the above market interest rate on a mortgage assumed.
Total interest paid on the mortgage notes payable and lines-of-credit was $2,827,325 and $528,409 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, total interest paid on the mortgage notes payable and lines-of-credit was $6,077,072 and $660,373, respectively.
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
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. In the second quarter of 2005, the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings that are expected to occur in 2006. Accordingly, the maximum period of time over which the Company is currently hedging its exposure to variability in future cash flows for forecasted transactions is approximately thirteen months.
As of September 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. At September 30, 2005, derivatives with a fair value of $194,404 were included in other assets. The amounts reported in accumulated other comprehensive loss relate to the derivatives described above. Upon the expected settlement of the derivatives in 2006, the amount paid or received will be amortized to interest expense over the term of the Company’s hedged debt.
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
9. Related Party Transactions
Genesis, the sponsor of the initial public offering by the predecessor company Gen-Net Lease Income Trust, Inc., provided the Company with property acquisition services through January 2005 for a fee of up to 1% of the property purchase price plus up to 2% of the acquisition fee for acquisition related expenses. The Company has not incurred any acquisition fees with Genesis in 2005. The Company incurred and paid acquisition fees of $1,092,320 for the year ended December 31, 2004 which is included in real estate, at cost in the Consolidated Balance Sheets.
Prior to the January 2004 public offering of common stock, Genesis also provided administration services for a fee of 3% of gross rental revenue and property management services also for a fee of 3% of gross rental revenue. The total amount incurred and paid for the three and nine months ended September 30, 2004 was $0 and $10,888 in property management fees and $0 and $10,237 in administrative fees, respectively. These amounts are included in property operations and general and administrative expenses in the Consolidated Statements of Operations, respectively.
Advances from Genesis totaling $102,873 were outstanding at December 31, 2003 and were repaid in 2004 with funds received in connection with the Offering. In addition, Genesis owes the Company $310,000 (included in other assets) at September 30, 2005 and December 31, 2004 for previous offering costs pursuant to a conditional agreement between Genesis and the Company. The amount owed is non-interest bearing and is secured by an irrevocable letter of credit which expires on June 30, 2006.

10. Property Acquisitions
The Company acquired the following properties during the nine months ended September 30, 2005 and during the year ended December 31, 2004. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

		Acquisition	Month
Property	Location	Cost	Acquired
2004 acquisitions(A):
Bureau of Public Debt (Mineral Wells BPD Property)(B)	Mineral Wells, WV	$5,109,486	March
Federal Bureau of Investigation (Pittsburgh FBI Property)	Pittsburgh, PA	28,682,675	May
USDA District Offices (Lenexa FDA Property)	Lenexa, KS	10,525,293	June
Veterans Administration Outpatient Clinic (Baton Rouge VA Property)	Baton Rouge, LA	5,931,242	September
Federal Courthouse (Charleston Fed Court Property)	Charleston, SC	19,277,829	September
Food & Drug Administration (College Park FDA Property)(C)	College Park, MD	22,895,421	October
Immigration Services (Pittsburgh USCIS Property)	Pittsburgh, PA	10,582,553	October
Bureau of Public Debt (Parkersburg BPD Property)(D)	Parkersburg, WV	20,227,362	November

		$123,231,861

2005 acquisitions(A):
1201 Lloyd Boulevard (Portland Property)(E)	Portland, OR	$50,015,337	March
Niagara Center (Buffalo Niagara Center Property)	Buffalo, NY	71,672,611	May
Social Security Administration (Buffalo SSA Property)	Buffalo, NY	5,434,681	May
Drug Enforcement Administration (Sterling DEA Property)(F)	Sterling, VA	21,219,744	June
Internal Revenue Service (Martinsburg IRS Property)(G)	Martinsburg, WV	30,642,912	July
Social Security Administration (Dallas SSA Property)	Dallas, TX	9,580,046	September

		$188,565,331

(A)	In accordance with SFAS 141, the Company allocated the purchase price for these properties to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. Such estimates are subject to refinement as additional valuation information is received. The value of tenant origination costs are amortized over the remaining term of the respective leases.

(B)	Included in the acquisition cost amount is a note receivable from tenant in the amount of $694,293 which the Company assumed with the purchase of this property. The interest on the note receivable is fixed at 8% per annum with principal and interest payable monthly through 2012.

(C)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $16,650,000. Acquisition cost includes $1,200,000 which was paid to the seller in April 2005.

(D)	The federal government has exercised a consolidation option whereby the Company will expand the Parkersburg Property by an additional 102,000 rentable square feet. The cost of the expansion to the Property will total approximately $22.5 million and will be paid over the term of the expansion scheduled for completion in 2006. At September 30, 2005 the Company held $11.1 million of restricted cash escrows to fund, in part, the cost of the expansion. Costs capitalized as of September 30, 2005 and December 31, 2004 totaled $11,611,937 and $1,180,523, respectively and is included in real estate under development in the accompanying Balance Sheets.

(E)	Excluded from the acquisition cost amount is $1.1 million of restricted cash escrows paid by the Company and held in escrow pending the final determination of the base rent amount for certain tenants held under signed tenant leases. The final determination of the base rent amount and the receipt of cash held in escrow, if any, are expected to be completed prior to the end of 2005.

(F)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $15,753,309. Also included in the acquisition cost is an amount of $1,482,178 related to the premium recognized on the above market interest rate on the assumed mortgage.

(G)	Under terms of the existing lease, the federal government has an option to purchase the Martinsburg IRS Property for approximately $24.8 million.
11. Issuance and Exercise of Warrant
In connection with providing a line of credit to the Company in 2003, an affiliate of one of the Company’s underwriters in the Offering was issued a warrant to purchase up to 210,000 shares of common stock. The underwriter’s affiliate exercised the warrant and the Company recognized an expense of approximately $2.1 million in the first quarter of 2004.
12. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reflects the historical operating results of properties sold or held for sale, as well as the gain or loss on sale from these properties, as discontinued operations in the consolidated statements of operations for all periods presented prior to their sale. In October 2004, the Company sold the Harahan property for a gain of $313,857, upon receiving sales proceeds of $1,457,223 net of the assumption of the related mortgage note payable of $3,112,770. The results of discontinued operations related to the Harahan property were comprised of the following for the three and nine months ended September 30, 2004:

	Three Months	Nine months
	Ended	ended
	September 30,	September 30,
	2004	2004
Rental income	$90,860	$272,580

Property operations	3,235	12,853
Depreciation and amortization	—	29,358

Total expense	3,235	42,211

Operating income	87,625	230,369
Amortization of deferred financing fees	—	(422)
Interest expense	(45,469)	(141,423)

Income from property held for sale	$42,156	$88,524

13. Unaudited Pro Forma Condensed Consolidated Financial Information
The accompanying unaudited Pro Forma Condensed Consolidated Financial Information is presented as if, at January 1, 2004, the Company acquired the properties described in Note 10 — Property Acquisitions and the shares outstanding at September 30, 2005 were also outstanding at January 1, 2004. The properties listed as follows began operations during 2004 or 2005 and therefore their historical results of operations are included in the Pro Forma Condensed Consolidated Financial Information from the date indicated. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

Date Property
Began Operation
Pittsburgh USCIS Property	March 2004
Baton Rouge VA Property	June 2004
College Park FDA Property	September 2004
Parkersburg BPD Property	September 2004
Buffalo Niagara Center Property	December 2004
Buffalo SSA Property	June 2005
Dallas SSA Property	August 2005

The unaudited Pro Forma Condensed Consolidated Financial Information is not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transactions had occurred at the dates indicated above, nor does it purport to represent our future results of operations.
Pro Forma Condensed Consolidated Financial Information
(Unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Total Revenue	$23,512,188	$13,584,611

Loss from continuing operations (A)	$(2,952,557)	$(5,809,387)

Loss per diluted common share	$(0.14)	$(0.28)

(A)	Includes expense of approximately $2.1 million in 2004 for the issuance and exercise of warrants – See Note 11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements. These forward-looking statements include estimates regarding:
•	our estimated general and administrative expense;

•	our risk mitigation strategy;

•	our policy to reserve for operating expenses and capital costs;

•	our distribution policy;

•	our operating expenses;

•	the adequacy of our available capital for future capital requirements;

•	our capital expenditures; and

•	the impact of changes in interest rates.
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
The following is a discussion of our interim results of operations, financial condition and liquidity and capital resources for the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2004 Form 10-K.
OVERVIEW
We primarily invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company solely focused on investing in government-leased properties. We own each of our properties through separate, wholly owned entities. Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the General Services Administration (“GSA”), under long-term leases. At September 30, 2005, we owned eighteen primarily GSA-leased properties. These properties are 95% occupied. The pace of property acquisitions determines the speed with which capital is invested in real property and that affects operating profit and cash available for distribution. Management has been focused during the reporting period on increasing the pace of acquisitions.

RISK FACTORS WHICH MAY INFLUENCE FUTURE RESULTS OF OPERATIONS
We acquired eight properties for an amount of $123.2 million in 2004 and six properties for an amount of $188.6 million in the first nine months of 2005. Net income from the properties we own has been significantly less than the dividends we have paid to date. To continue to pay dividends at their current level the Company will be required to use borrowings or some of the equity capital we raised in our January 2004 Offering for at least the remainder of 2005.
Rent from the U.S. government represented approximately 97% of our revenues for the first nine months of 2005 and 100% for the year ended December 31, 2004. In addition, the U.S. government leased 94% of our total leased square feet of property as of September 30, 2005. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure you that we would be able to find another tenant or find one without incurring substantial costs, or that if another tenant were found we would be able to enter into a new lease on favorable terms to us.
We have had historical accounting losses of $2.7 million and $1.6 million for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively. As of September 30, 2005, we had an accumulated deficit of $27.0 million, of which $22.2 million was due to the payment of cash dividends. We cannot assure you that we will not have similar losses in the future.
CRITICAL ACCOUNTING POLICIES
Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include our revenue recognition of related lease agreements, recording of real estate at depreciated cost and allocation of the purchase price of properties we acquire to net tangible and identified intangible assets. During the first nine months of 2005, there were no material changes to our critical accounting policies.
RESULTS OF OPERATIONS
The following table compares our operating results for the three months ended September 30, 2005 and 2004.

			Increase
	2005	2004	(Decrease)
Revenue:
Rental income	$7,821,816	$2,338,335	$5,483,481
Tenant reimbursements and other	442,275	41,656	400,619

Total revenue	8,264,091	2,379,991	5,884,100
Expenses:
Property Operations	1,343,177	543,020	800,157
Real estate taxes	896,790	257,403	639,387
Depreciation and Amortization	2,946,201	673,396	2,272,805
General and administrative	1,303,690	1,037,025	266,665

Total expenses	6,489,858	2,510,844	3,979,014

Operating income (loss)	1,774,233	(130,853)	1,905,086

Interest income	249,303	607,884	(358,581)
Interest expense	(2,755,315)	(660,373)	(2,094,942)
Amortization of deferred financing fees	(66,809)	(91,571)	24,762

Loss from continuing operations	(798,588)	(274,913)	(523,675)
Discontinued operations: Income from operations of disposed property	—	42,156	(42,156)

Net loss	$(798,588)	$(232,757)	$(565,831)

Comparison of three months ended September 30, 2005 to September 30, 2004
Rental income revenue was $7,821,816 for 2005 and $2,338,335 for 2004. The increase was due to our acquisition of additional properties during 2004 and 2005.

Tenant reimbursements and other revenue was $442,275 for 2005 and $41,656 for 2004. This amount represents the tenants’ reimbursements for real estate tax expense in excess of the real estate tax base amount as defined in the respective lease agreement and other income (primarily parking) earned on the properties. The increase was due to both our acquisition of additional properties during 2004 and 2005 and an increase in real estate taxes paid in 2005 as compared to 2004 for properties held more than one year.
Property operations expense was $1,343,177 for 2005 and $543,020 for 2004. The increase was due to the expansion of our operations from four properties owned as of the beginning of 2004 to eighteen properties owned as of September 30, 2005.
Real estate tax expense was $896,790 for 2005 and $257,403 for 2004. The increase was due to the expansion of our operations from four properties owned as of the beginning of 2004 to eighteen properties owned as of September 30, 2005. Also a portion of the increase was due to an increase in real estate taxes paid in 2005 as compared to 2004 for properties held.
Depreciation and amortization was $2,946,201 for 2005 and $673,396 for 2004. The increase was due to the expansion of our operations from four properties owned as of the beginning of 2004 to eighteen properties owned as of September 30, 2005.
General and administrative expense was $1,303,690 for 2005 and $1,037,025 for 2004. The increase was due in part to the expansion of our operations to become self-managed whereby we have more personnel related to our operations and acquisition activities. The remaining increase is from professional fees incurred in connection with Sarbanes Oxley Section 404 activities.
Interest income was $249,303 for 2005 and $607,884 for 2004. The decrease was due to a decrease in cash and cash equivalents held during the third quarter of 2005 as compared to 2004.
Interest expense was $2,755,315 for 2005 and $660,373 for 2004. The increase was due primarily to the financing costs associated with debt placed on our acquired properties. We have increased our secured fixed rate mortgage debt from $24.5 million at July 1, 2005 to $209.7 million at September 30, 2005. This includes secured loan financings of (i) $29.0 million on the Pittsburgh FBI and Lenexa FDA properties in July 2004, (ii) $16.6 million assumed with the College Park FDA property acquisition in October 2004, (iii) $8.0 million on the Pittsburgh USCIS property in December 2004, (iv) $20.8 million on the Bakersfield DEA, Baton Rouge VA and Charleston Federal Courthouse properties in February 2005, (v) $31.8 million on the Parkersburg BPD property in March 2005, (vi) $39.1 million on the Portland property in April 2005, (vii) $15.7 million assumed with the Sterling DEA property acquisition in June 2005, (viii) $19.6 million on the Martinsburg IRS property in July 2005, and (ix) $6.25 million on the Dallas SSA property in September 2005.
Amortization of deferred financing fees was $66,809 in 2005 and $91,571 in 2004. The decrease was due to the amortization of financing fees related to our revolving line-of-credit agreement being fully recognized through March 2005. The amount of amortization for the line-of-credit was approximately $71,000 in the second quarter of 2004. The offsetting increase in amortization of financing fees in 2005 related to additional secured loan financings.
Income from discontinued operations was $42,156 in 2004. This represents the operating results for our Harahan property which was sold in October 2004.
The following table compares our operating results for the nine months ended September 30, 2005 and 2004.

			Increase
	2005	2004	(Decrease)
Revenue:
Rental income	$18,286,917	$5,060,076	$13,226,841
Tenant reimbursements and other	754,048	205,851	548,197

Total revenue	19,040,965	5,265,927	13,775,038
Expenses:
Property Operations	3,321,627	1,126,570	2,195,057
Real estate taxes	1,921,859	578,428	1,343,431
Depreciation and Amortization	6,611,038	1,436,990	5,174,048
General and administrative	3,644,599	3,026,211	618,388

Total expenses	15,499,123	6,168,199	9,330,924

Operating income (loss)	3,541,842	(902,272)	4,444,114

			Increase
	2005	2004	(Decrease)
Interest income	1,348,237	1,238,417	109,820
Interest expense	(6,225,992)	(1,426,521)	(4,799,471)
Expense from issuance and exercise of warrant	—	(2,097,900)	2,097,900
Amortization of deferred financing fees	(234,922)	(170,085)	(64,837)

Loss from continuing operations	(1,570,835)	(3,358,361)	1,787,526
Discontinued operations: Income from operations of disposed property	—	88,524	(88,524)

Net loss	$(1,570,835)	$(3,269,837)	$1,699,002

Comparison of nine months ended September 30, 2005 to September 30, 2004
Rental income revenue was $18,286,917 for 2005 and $5,060,076 for 2004. The increase was due to our acquisition of additional properties during 2004 and 2005.
Tenant reimbursements and other revenue was $754,048 for 2005 and $205,851 for 2004. This amount represents the tenants’ reimbursements for real estate tax expense in excess of the real estate tax base amount as defined in the respective lease agreement and other income (primarily parking) earned on the properties. The increase was due to both our acquisition of additional properties during 2004 and 2005 and an increase in real estate taxes paid in 2005 as compared to 2004 for properties held.
Property operations expense was $3,321,627 for 2005 and $1,126,570 for 2004. The increase was due to the expansion of our operations from four properties owned as of the beginning of 2004 to eighteen properties owned as of September 30, 2005.
Real estate tax expense was $1,921,859 for 2005 and $578,428 for 2004. The increase was due to the expansion of our operations from four properties owned as of the beginning of 2004 to eighteen properties owned as of September 30, 2005. Also a portion of the increase was due to an increase in real estate taxes paid in 2005 as compared to 2004 for properties held more than one year.
Depreciation and amortization was $6,611,038 for 2005 and $1,436,990 for 2004. The increase was due to the expansion of our operations from four properties owned as of the beginning of 2004 to eighteen properties owned as of September 30, 2005.
General and administrative expense was $3,644,599 for 2005 and $3,026,211 for 2004. The increase was due in part to the expansion of our operations to become self-managed whereby we have more personnel related to our operations and acquisition activities. The remaining increase is from professional fees incurred in connection with Sarbanes Oxley Section 404 activities.
Interest income was $1,348,237 for 2005 and $1,238,417 for 2004. The increase was primarily due to higher interest rates earned on cash and cash equivalents held.
Interest expense was $6,225,992 for 2005 and $1,426,521 for 2004. The increase was due primarily to the financing costs associated with debt placed on our acquired properties. We have increased our secured fixed rate mortgage debt from $24.5 million at July 1, 2004 to $209.7 million at September 30, 2005. This includes secured loan financings of (i) $29.0 million on the Pittsburgh FBI and Lenexa FDA properties in July 2004, (ii) $16.6 million assumed with the College Park FDA property acquisition in October 2004, (iii) $8.0 million on the Pittsburgh USCIS property in December 2004, (iv) $20.8 million on the Bakersfield DEA, Baton Rouge VA and Charleston Federal Courthouse properties in February 2005, (v) $31.8 million on the Parkersburg BPD property in March 2005, (vi) $39.1 million on the Portland property in April 2005, (vii) $15.7 million assumed with the Sterling DEA property acquisition in June 2005, (viii) $19.6 million on the Martinsburg IRS property in July 2005, and (ix) $6.25 million on the Dallas SSA property in September 2005.
Amortization of deferred financing fees was $234,922 in 2005 and $170,085 in 2004. The increase was due to the amortization of financing fees from additional secured loan financings.
Income from discontinued operations was $88,524 in 2004. This represents the operating results for our Harahan property which was sold in October 2004.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds to acquire properties and to pay for operating expenses, dividends, and other expenditures directly associated with our properties, such as:

•	acquisition costs, deposits on properties and purchases of properties;

•	recurring maintenance, repairs and other operating expenses necessary to maintain our properties;

•	property taxes, state and local tax assessments, and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions;

•	general and administrative expenses; and

•	future distributions paid to our stockholders.
Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided from borrowings.
Our current mortgage debt obligations are set forth below:

		BALANCE AS OF
LENDER	COLLATERAL	SEPT. 30, 2005
		(IN MILLIONS)
CW Capital	Bakersfield DEA property	$1.4
CW Capital	Baton Rouge VA property	4.8
LaSalle Bank/GEMSA	Charleston SSA property	13.6
LaSalle Bank/GEMSA	Clarksburg GSA property	8.1
	Charleston Federal
CW Capital	Courthouse property	14.5
Capital Realty	College Park FDA property	16.4
Key Bank	Dallas SSA property	6.2
Bank of America	Kingsport SSA property	2.2
Wachovia Bank	Lenexa FDA property	7.9
PNC Bank	Martinsburg IRS property	19.6
Bank of New York	Parkersburg BPD property	31.8
PNC Bank	Pittsburgh FBI property	20.6
Nomura Credit	Pittsburgh USCIS property	7.9
Wachovia Bank	Portland property	39.1
Northwestern Mutual	Sterling DEA property	15.6

		209.7
Premium on mortgage debt		1.5

Total – Mortgage Notes Payable		$211.2

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
We financed the acquisition of our Dallas SSA property in September 2005 through an approximately $6.25 million loan from Key Bank, which matures on October 1, 2015. The unpaid principal balance of the note bears interest at a rate of 5.09% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due October 1, 2015.
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
We financed the acquisition of our Martinsburg IRS property in July 2005 through an approximately $19.6 million loan from PNC Bank, which matures on August 1, 2015. The unpaid principal balance of the note bears interest at a rate of 5.24% per annum. Accrued interest only payments are due monthly through August 2006. Beginning in September 2006, monthly payments are amortized on a 30-year schedule, with a balloon payment due August 1, 2015.
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
We obtained financing related to the acquisition of our Portland property in April 2005 through a $39.1 million loan from Wachovia Bank, which matures on May 11, 2015. The unpaid principal balance of the note bears interest at a rate of 5.49% per annum. Accrued interest only payments are due monthly through November 11, 2006. From December 11, 2006 through November 11, 2013, monthly payments are amortized on a 30-year schedule. From December 11, 2013 through April 11, 2015, monthly payments are amortized on a 25-year schedule, with a balloon payment due May 11, 2015.
We financed the acquisition of our Sterling DEA property in June 2005 through the assumption of the seller’s loan of $15.7 million loan from Northwestern Mutual, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 7.98% per annum. Payments are made monthly through March 1, 2020. We recorded a premium of $1,482,178 related to the above market interest rate on the assumed debt. Amortization of this premium will be included in interest expense on the consolidated statement of operations.

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
In the second quarter of 2005, the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings that are expected to occur in 2006. Accordingly, the maximum period of time over which the Company is currently hedging its exposure to variability in future cash flows for forecasted transactions is approximately thirteen months.
We entered into a $50 million revolving credit facility in April 2004 led by First National Bank of Omaha. Outstanding amounts under this facility accrue interest at the floating prime rate, as published by the Wall Street Journal, which will not be lower than 4%. We paid a commitment fee equal to 0.50% of the total commitment and will pay an advance fee of 0.50% of each advance. All amounts provided pursuant to this facility are due December 27, 2005. Under the terms of an amendment executed in July 2005, the $50 million revolving credit facility allows for a sub facility of up to $25 million to be in unsecured borrowings. The facility contains customary restrictive covenants, including limitations on our ability to purchase properties under development or through unconsolidated affiliates. We are also required to maintain a minimum tangible net worth of not less than $90 million, a total liabilities to tangible net worth ratio of no more than 4.0 to 1, and a minimum debt service coverage ratio of 1.2 to 1. We are not allowed to make distributions that exceed the greater of (i) such amount as is required to be distributed as a condition our continued status as a REIT, or (ii) $0.25 per common share per quarter. The proceeds of this facility will be used for short-term acquisition financing for the purchase of federal government-leased properties that have a minimum remaining lease term of 10 years. This facility may also be used to provide deposits for purchase contracts or good faith deposits. No amounts were outstanding under the revolving credit facility at September 30, 2005 and December 31, 2004.
Our long-term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, the costs associated with acquisitions of properties that we pursue and dividend payments to stockholders. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of equity securities, and long-term mortgage indebtedness. Certain of our fixed rate mortgages require sinking fund reserves be established and maintained for future capital expenditures. We also periodically evaluate requirements for future capital expenditures and establish sinking fund reserves as deemed necessary based on independent third-party reports.
Since we became self-managed in January 2004, we have increased cash expenditures for general and administrative expenses, including salaries, directors’ and officers’ insurance, rent, professional fees, public company expense, and other corporate level activity. We estimate that our annualized general and administrative cash expenses for the year ending December 31, 2005 to be in the range of $3.9 million to $4.3 million. The increase in 2005 general and administrative cash expenses as compared to the amount incurred in 2004 is in part due to the expected increase in professional fees to be incurred in connection with Sarbanes Oxley Section 404 activities. The remaining expected increase in 2005 as compared to 2004 is due a full year’s effect of being fully staffed in 2005 as compared to only a portion in 2004. General and administrative cash expenses exclude compensation expense from the issuance of stock grants which amounted to $543,222 for the nine months ended September 30, 2005 and $864,673 for the year ended December 31, 2004.
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
The following table presents a reconciliation of GAAP to our funds from operations for the periods presented:

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Net loss	$(798,588)	$(232,757)	$(1,570,835)	$(3,269,837)
Adjustments to reconcile to funds from Operations:
Real estate depreciation and amortization (a)	2,935,914	666,214	6,585,935	1,420,729

Funds from Operations	$2,137,326	$433,457	$5,015,100	$(1,849,108)

Funds from Operations per common share	$0.10	$0.02	$0.24	$(0.10)

Weighted average common shares outstanding	20,578,402	20,514,716	20,564,662	18,585,837

(a)	Excludes depreciation of non-real estate assets of $10,287 and $7,182 for the three months ended September 30, 2005 and 2004, respectively and $25,103 and $16,261 for the nine months ended September 30, 2005 and 2004, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
     Market Risk Related to Fixed-Rate Debt
     As of September 30, 2005, our debt included fixed-rate mortgage notes with a carrying value of $209.7 million. Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual September 30, 2005 levels, with all other variables held constant.
     A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $14.3 million at September 30, 2005. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $14.7 million at September 30, 2005.
     As of September 30, 2005, our derivatives, comprised of two forward starting interest rate swap contracts with a notional value of $50 million, had a carrying value of $194,404 included in other assets. A 100 basis point increase in market interest rates would result in an asset of approximately 3.6 million, a change of $3.8 million in the fair market value of the derivatives at September 30, 2005. A 100 basis point decrease in market interest rates would result in an accounts payable and accrued liability of approximately $4.0 million, a change of $3.8 million in the fair market value of the derivatives at September 30, 2005.
INTEREST RATE SENSITIVITY
     The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our mortgage notes payable by expected maturity date and weighted average interest rate as of September 30, 2005.
INTEREST RATE SENSITIVITY

	2006	2007	2008	2009	2010	THEREAFTER	TOTAL
MORTGAGE NOTES PAYABLE:
Fixed rate amount	$2,172,675	$3,707,784	$4,625,476	$31,167,774	$4,590,913	$163,470,688	$209,735,310
Weighted-average interest rate	6.34%	5.99%	5.91%	5.55%	5.99%	5.84%	5.81%
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
     Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended September 30, 2005.

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
     After payment of the foregoing expenses, we received approximately $177.0 million in net proceeds from the offering. As of October 28, 2005, we used the proceeds to repay $5.0 million in outstanding indebtedness, complete acquisitions of $150.0 million, net of related mortgages, and pay dividends of $21.8 million.
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
     (b) Reports on Form 8-K:
     On August 1, 2005 we filed a current report on Form 8-K to report the acquisition of the Martinsburg Internal Revenue Service (IRS) Annex at 145 Murall Drive, Martinsburg, West Virginia.
     On August 3, 2005 we filed a current report on Form 8-K to furnish our earnings press release and Supplemental Operating and Financial Data package of financial results for the three and six months ended June 30, 2005.
     On August 30, 2005 we filed a current report on Form 8-K/A to file pro forma financial information in connection with the acquisitions of the Portland and Martinsburg Properties.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES TRUST, INC.
Date: November 3, 2005	By: /s/ NANCY D. OLSON

Nancy D. Olson
Chief Financial Officer and Treasurer
(principal financial officer)