Form 10-K
period 2005-12-31
GOVERNMENT PROPERTIES TRUST INC
filed 2006-03-15
CIK 1266112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-31962

Government Properties Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0611663
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

13625 California Street, Suite 310	68154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(402) 391-0010

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrants most recently completed second quarter) was $201.4 million based upon the reported closing sale price per Common Share of the New York Stock Exchange of $9.72. On March 8, 2006, approximately 20.7 million shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held on June 1, 2006 are incorporated into Part III.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements include estimates regarding:

•	our estimated general and administrative expense;

•	our risk mitigation strategy;

•	our policy to reserve for operating expenses and capital costs:

•	our distribution policy;

•	our operating expenses;

•	our adequacy of our available capital for future capital requirements;

•	our capital expenditures; and

•	the impact of changes in interest rates.

Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks discussed in “Risk Factors” and elsewhere in this report.

All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

PART I.

Item 1.	Business

Our Company

We are a Maryland corporation organized on September 25, 2003. We primarily invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT. We believe that we are the only public company focused solely on investing in government-leased properties.

Our business consists of buying, owning and managing recently built or renovated office properties primarily leased, under long-term leases, to the federal government, acting through the General Services Administration (“GSA”), the federal government’s property management arm. Our portfolio consisted of nineteen properties totaling approximately 1.5 million rentable square feet as of December 31, 2005. These properties are 96% occupied and have a weighted-average remaining lease term of approximately 10 years based on the square footage of the properties as of December 31, 2005. Our largest tenants, as a percentage of total leased square feet, as of December 31, 2005 were:

Percentage of
Agency Tenant	Square Feet

Bureau of Public Debt	13%
U.S. Army Corps of Engineers	12%
Social Security Administration	11%
Internal Revenue Service	7%
Food and Drug Administration	7%

We own each of our properties through separate wholly-owned entities. We intend to expand our portfolio by acquiring additional government-leased properties.

The credit worthiness of our governmental tenants enables us to use debt to finance a high percentage of the acquisition cost of the properties we buy. Our total debt represented 62% of the historical cost of our assets at the end of 2005. We intend to continue financing future acquisitions with a combination of cash, common stock, long-term fixed-rate debt and short-term credit lines.

Recent Developments

Revolving Line of Credit

In November 2005, we replaced our then existing line of credit facility with a new $50 million revolving line of credit. The term of the new line of credit is for three years and may be extended for one additional year. We intend to use this credit line to finance future acquisitions and deposits on a short-term basis. Our objective is to finance each property with long-term, fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease. This strategy minimizes interest rate risk and should result in consistent and reliable cash flow.

2005 Property Acquisitions

The following table lists the properties we acquired in 2005:

		Acquisition	Month
Property	Location	Cost	Acquired

1201 Lloyd Boulevard (Portland Property)	Portland, OR	$50,652,915	March
Niagara Center (Buffalo Niagara Center Property)	Buffalo, NY	71,672,611	May
Buffalo Social Security Administration (Buffalo SSA Property)	Buffalo, NY	5,434,681	May
Drug Enforcement Administration (Sterling DEA Property)	Sterling, VA	21,070,541	June
Internal Revenue Service (Martinsburg IRS Property)	Kearneysville, WV	30,642,912	July
Dallas Social Security Administration (Dallas SSA Property)	Dallas, TX	9,583,396	September
Army Corps of Engineers (Vicksburg COE Property)	Vicksburg, MS	26,850,250	November

		$215,907,306

In February 2006, we acquired the Riverside County office complex in Riverside, California for a contract purchase price of $18.2 million.

Our Strategy and Objectives

Operational Objectives

Our primary operational objective is to generate funds from operations to make cash distributions to our stockholders. We focus on the following activities to achieve this objective:

•	Acquiring properties that meet our acquisition criteria;

•	Financing those properties with fixed-rate, matched term debt at a lower cost of capital than the capitalization rate of the acquired property;

•	Increasing our access to capital to finance property acquisitions;

•	Effectively managing our properties by maximizing revenues and controlling expenses, property oversight and property expansions where feasible; and

•	Opportunistic property sales and redeployment of assets, when advisable.

We intend to continue acquiring properties leased to a variety of governmental entities on a nationwide basis. We expect most of our properties will be leased to the U.S. government under long-term leases. We solicit owners and developers of government-leased properties. We intend to continue to expand our existing relationships with GSA real estate developers, the GSA and various other governmental tenants, owners and developers around the country. We plan to continue to enter into pre-completion purchase agreements with developers to acquire newly developed properties upon completion and occupancy by governmental tenants.

Our acquisition criteria include analyzing not only the in-place leases, but also analyzing the real estate characteristics of the property including location, parking, floor plans and construction quality. We focus on newer properties that have remaining lease terms of ten years or more and located in secondary or tertiary markets. The average age of our properties owned at the end of 2005 was approximately 4.3 years. We also consider, on a case-by-case basis, properties that have been constructed or significantly renovated within five years of our planned acquisition or that are more special use in nature due to specific government requirements or that have remaining lease terms of less than ten years. Special use, “build-to-suit” properties, however, generally must have remaining lease terms of fifteen years or more before we will consider them for acquisition. We believe our focus on newer properties reduces the risk of tenants failing to renew their leases at maturity and increases our ability to re-lease the property if the tenant does not renew. Certain of our fixed-rate mortgages require that fully-funded sinking fund reserves be established and maintained for future capital expenditures related to capital repairs marketing, tenant improvements or leasing commissions. We periodically evaluate requirements for future capital expenditures on our properties not covered by mortgage reserve fund provisions. Our intention is and has been to have a funded reserve for such situations available at the time the capital expenditure is expected to be incurred.

Investment Objectives

Our principal investment objectives are to deliver attractive risk-adjusted returns to our stockholders by:

•	Paying regular dividends to our stockholders. We intend to distribute to our stockholders all or substantially all of our taxable REIT income each year to comply with the distribution requirements of the federal tax laws and to avoid federal income and excise tax. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our actual results of operations and numerous other factors discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. To the extent possible, we will seek to avoid the fluctuations in dividends that might result if dividends were based on actual cash received during the dividend period. To implement this policy, we may use cash received during prior periods, or cash received subsequent to the dividend period and prior to the payment date for such dividend to pay dividends consistent with the dividend level established from time to time by our board of directors. Our ability to maintain this policy will depend upon our cash flow and applicable REIT rules. We cannot assure you that there will be cash available to pay dividends or that dividend amounts will not fluctuate. Subject to applicable REIT rules, we will seek to reinvest proceeds from the sale, refinancing or other disposition of our properties by purchasing additional properties that are intended to produce additional distributable income.

•	Increasing the value of our properties. With intensive asset and property management, we believe our properties will be well maintained and improved during the term of our ownership, which should allow for long term appreciation in the value of our properties. In addition, we plan to routinely monitor our portfolio and selectively dispose of properties in an opportunistic manner. There is, of course, no assurance that the value of our properties will increase.

•	Preserving capital. We will attempt to preserve capital by continuing to invest in a diversified portfolio of quality real estate leased under long-term leases to governmental entities. We will also attempt to diversify our portfolio geographically and consider local factors such as taxing jurisdictions, risk of weather damage and local economy, among others, which may affect the underlying value of our acquired properties in the future.

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

Investment Policies

Our primary investment policies are to:

•	Purchase properties that are primarily leased to the U.S. government, state governments, local governments, and government-sponsored enterprises;

•	Purchase newer, well-located properties that are not special use in nature and have remaining lease terms of ten years or more. We also consider, on a case-by-case basis, newer, well-located properties that are more special use in nature due to specific government requirements if the lease possesses a reasonable probability of renewal

•	Purchase properties at prices that are at or below appraised values; and

•	Use debt to finance the acquisition cost of the properties that we buy employing up to 75% leverage.

Our board of directors may change our existing investment objectives and policies without stockholder approval.

Acquisition Criteria

In analyzing proposed acquisitions, we evaluate various factors including:

•	The characteristics of the existing lease including the tenant and the intended use, term, type of lease (e.g., net, modified gross, gross), rental rates, base rent escalation if any, adjustment in rents for increases in operating expenses and taxes, and termination and assignment provisions, the essentiality of the function of the tenant, and the probability of lease renewal;

•	The type, size, and design of improvements, their age and condition, the quality of the construction methods and materials, the price per square foot of leased space, and the suitability of the property for alternative uses;

•	The nature of the general location (primary, secondary or tertiary markets), the viability of the sub-market including local demographics and the occupancy of and demand for similar properties in the sub-market area, specifically population and rental trends, and the functionality of the specific site;

•	The base rent, operating expenses, property tax, and state and local taxes, net operating income, price, the capitalization rate, prospective financing terms (amount, rate, term, amortization, loan-to-value ratio, debt service coverage ratio) and the prospective over-all rate of return, leveraged periodic return on equity and the all-in rate of return including the liquidation of the projected residual value;

•	How the prospective acquisition will fit with the existing portfolio to assure sufficient diversity in material investment characteristics;

•	Comparing the terms of the purchase and the existing lease to current market conditions and comparable transactions;

•	The suitability of property for and ability to efficiently lease or sublease any vacant space;

•	The ability of the property to achieve long-term capital appreciation;

•	The prospects for long-range liquidity of the investment in the property;

•	The rated security level of the property in the context of its use;

•	The appraised value of the property, the property’s condition, special engineering reports to evaluate unique characteristics of a property, and phase I environmental reports; and

•	Our ability to potentially improve the efficiency of the management of the property.

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

Property Operating Costs — Risk Mitigation Strategy

Leases for governmental tenants vary widely and include net leases, gross leases and “modified” gross leases. Net leases require the tenant to pay all operating expenses, gross leases require the landlord to pay all operating expenses, and modified gross leases require the landlord and the tenant each to pay a portion of the operating expenses. We intend to acquire properties with all three types of leases, as well as variations of these leases, because we believe that gross leases and modified gross leases may provide higher returns for us than net leases. In our experience, GSA leases are generally modified gross leases. We attempt to mitigate the higher risk of gross leases and modified gross leases through strict underwriting, due diligence, and intensive property management.

Financing Strategy

We generally use fixed-rate, long-term mortgage financing to meet our 75% targeted leverage ratio. We choose a particular financing method based upon the most advantageous combination of attractive interest rates, leverage, assignability, repayment terms, and maturity dates available in the marketplace at the time, and customize our financing strategy for each type of transaction to maximize our return on investment. Our objective is to finance each property with long-term, fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease.

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

We may obtain financing from banks, institutional investors or other lenders financing through lines of credit, bridge loans and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our properties. In addition, we may incur debt in the form of publicly or privately placed debt instruments. When possible, we seek to replace short-term sources of capital with fixed-rate, long-term financing in which we match or exceed, to the extent possible, the maturity of the debt to the lease term on the property securing the debt.

Our indebtedness may be recourse or non-recourse. If the indebtedness is recourse, our general assets may be included in the collateral. If the indebtedness is non-recourse, the collateral will be limited to the particular property to which the indebtedness relates. To the extent possible, we acquire properties using only non-recourse financing. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens on the properties, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to finance acquisitions, or the redevelopment of existing properties, for general working capital, or to purchase additional interests in partnerships or joint ventures. If necessary, we may also borrow funds to satisfy the requirement that we distribute to stockholders at least 90% of our annual taxable REIT income, or otherwise to ensure that we maintain our REIT status for federal income tax purposes.

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

Net proceeds from the sale of any property may, at the discretion of our board of directors, be distributed to stockholders or reinvested in other properties. When reinvesting in other properties, tax-deferral will be a significant consideration. Any properties in which net proceeds from a sale are reinvested will be subject to the same acquisition criteria as other properties we acquire. See “Business — Investment Policies and Acquisition Criteria.”

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

Reserve for Operating Expenses and Capital Costs

Certain of our fixed-rate mortgages require that fully-funded sinking fund reserves be established and maintained for future capital expenditures related to capital repairs marketing, tenant improvements or leasing commissions. We periodically evaluate requirements for future capital expenditures on our properties not covered by mortgage reserve fund provisions. Our intention is and has been to have a funded reserve for such situations available at the time the capital expenditure is expected to be incurred.

Lending Policies

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

Equity Capital Policies

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

Conflicts of Interest Policy

We have adopted a Code of Business Conduct and Ethics that prohibits conflicts of interest between our officers, employees and directors on the one hand, and our company on the other hand, except in compliance with the policy. Waivers of our Code of Business Conduct and Ethics must be disclosed in accordance with New York Stock Exchange (“NYSE”) and Securities and Exchange Commission (“SEC”) requirements. As of December 31, 2005, no waivers have been granted or sought.

Other Policies

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

Asset and Property Management

We focus on maximizing the value of our portfolio, monitoring property performance and related operating costs, managing our investment opportunities and pursuing the acquisition of additional properties and, when appropriate, the disposition of selected properties. Our asset management staff directly oversees our portfolio with its primary emphasis being to protect and enhance long-term asset value. Our property management functions include the coordination and oversight of tenant improvements and building services. We only provide to tenants those services that are customarily provided to tenants of other similar properties.

Accounting and Finance

We perform accounting and finance services that relate to the management of our real estate and the business of our Company. Our accounting and finance personnel perform management of accounts payable, collection of receivables and budgeting of our operating expenses through consultation with our property management group.

Capital Improvements Costs

We primarily acquire properties after they have been leased so we do not directly negotiate or pay for tenant improvements. However, if the space must be re-leased, we may pay for improvement or restoration of a tenant’s leased space. At the request of the tenant, we may elect to pay for certain requested tenant improvements and collect additional rent to compensate us for having done so. Furthermore, our GSA leases generally hold us as the owner responsible for any repair or replacement of structural components of a building, the roof, any parking facility and the electrical, plumbing, and HVAC equipment in the building.

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

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos- containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to the increased regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

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

Competition

We compete in acquiring properties with financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors, both domestic and foreign.

Among the positive factors relating to our ability to compete in acquiring properties are:

•	we have experience in buying GSA-leased properties;

•	we are a well funded public company with the ability to obtain financing;

•	our management is knowledgeable in real estate matters;

•	we have a positive reputation in the real estate industry; and

•	we have a history of closing property acquisitions that we contract to purchase.

Among the negative factors relating to our ability to compete are the following:

•	we may have less knowledge than our competitors of certain markets in which we seek to purchase properties;

•	we have strict underwriting standards;

•	many of our competitors have greater financial and operational resources than we have;

•	our competitors or other entities may pursue a strategy similar to ours; and

•	some competitors may be willing to accept a lower return on their investment than we will accept.

We also face competition in leasing available properties to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market.

Employees

We employed 19 employees as of March 1, 2006. None of our employees is represented by a labor union. We consider our employee relations to be good.

Available Information

Our website is located at www.gptrust.com. We make our SEC filings available through our website as soon as reasonably practicable after we file these reports with the SEC. Copies of our Governance Guidelines, Code of Business Conduct and Ethics and charters of our Audit, Compensation, Finance, Real Estate Investment and Nominating & Governance Committees are also available, free of charge, on our website and in print to any stockholder who requests it from our investor relations representative c/o Government Properties Trust, Inc., Investor Relations Representative, 13625 California Street, Suite 310, Omaha, Nebraska 68154. None of the information on our website or any other website identified herein is part of this report.

Item 1A.	Risk Factors

Risks Related to Our Business and Properties

The pace of our property acquisitions to date has resulted in cash flow that is insufficient to cover dividends at their current level.

We acquired seven properties for $215.9 million in 2005 and eight properties for $123.2 million in 2004. Cash from operations for the properties we own has been significantly less than the dividends we have paid to date. To continue to pay dividends at their current level, the Company will be required to use some of the equity capital it raised in its initial public offering. We may not be able to generate sufficient cash to pay dividends in the future.

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

Higher asking prices for potential property acquisitions may limit our ability to complete our business plan.

During this period of increased prices for properties and increased interest rates, we may not be able to acquire additional properties accretively and may elect not to do so. To the extent that we do not acquire properties accretively, we will not be able to grow as contemplated in our business plan.

Our use of debt financing could decrease our cash flow and expose us to risk of default under our debt documents.

Our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. As of December 31, 2005, we had approximately $242.5 million of outstanding indebtedness representing 62% of the acquisition cost of properties we owned as of that date.

Since we anticipate that our cash flow from operations will be insufficient to repay all of our indebtedness prior to maturity, we expect that we will have to extinguish remaining debt through refinancing, sale of properties or sale of additional equity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on unfavorable terms, which might result in losses to us and which might adversely affect our cash available for distribution to our stockholders. If prevailing interest rates or other factors at the time of a refinancing result in higher interest rates on such refinancing, our interest expense would increase, which could seriously harm our operating results and financial condition and our ability to pay dividends. Our debt and any increase in our debt may be detrimental to our business and financial results by:

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

Our policy is to obtain debt financing related to properties we buy. Because of the single tenant nature of the properties we acquire, mortgage underwriters take certain additional precautions intended to assure that the remaining mortgage balance is paid at the end of the loan term. Also, for mortgages that have an amortization schedule longer than the lease term, due to the high initial per square foot cost of the property being acquired, mortgage lenders consider the high per square foot remaining principal balance at the end of the mortgage term as a negative with regard to the potential approval of the loan. These and other similar negative factors associated with our properties may make it more difficult and more expensive for us to finance or refinance our properties compared to other types of commercial real estate.

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

Rent from the U.S. government represented 96% of our revenues for 2005 and 100% for 2004. In addition, the U.S. government leased 95% of our total leased square feet of property at December 31, 2005. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or that if another tenant were found we would be able to enter into a new lease on favorable terms.

An increase in the operating costs of our government-leased properties would harm our cash flow and ability to pay dividends.

Leased properties in which the tenant is wholly responsible for any increases in operating costs that apply to the property are not typical of the leases entered into through the GSA, the principal leasing agency of the federal government. Under present practice, most GSA leases only cover increases in real estate taxes above a base amount and these GSA leases also increase that portion of the rent applicable to other operating expenses by an agreed upon percentage based upon the Consumer Price Index. Typically, operating expenses in these leases do not include insurance cost. To the extent operating costs other than real estate taxes and insurance increase at a rate greater than the specified percentage, our cash flow would be harmed and our ability to pay dividends may be harmed.

If we are unable to lease properties that are partially or completely vacant, we may be required to recognize an impairment loss with respect to the carrying values of these properties, which may seriously harm our operating results and financial condition.

Any of our properties could become partially or completely vacant in the future. If we are unable to re-lease these properties and generate sufficient cash flow to replace or exceed that amount lost due to the vacancy, we will be required to recognize a financial loss as to that property, which could reduce our operating results and our ability to pay dividends.

Restrictive covenants in our loan documents may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

The mortgages on our properties contain customary restrictive covenants, including provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, purchase or acquire additional property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, our lines of credit or loans contain financial covenants, further restrictive covenants and other obligations. If we materially breach such covenants or obligations in our debt agreements, the lender could declare a default, may require us to repay the debt immediately and can foreclose on the property securing the loan. We may then have to sell properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to prevent or cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure.

Increasing competition for the acquisition of government-leased properties may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities for the acquisition of government-leased properties. Our competitors include financial institutions, institutional pension funds, other REITs, other public and private real estate companies and private real estate investors both foreign and domestic. These competitors may prevent us from acquiring desirable properties or increase the price we must pay for properties. Our competitors, both foreign and domestic, may have greater resources than we do and may be willing to pay more for similar property. In addition, the number of entities and the amount of capital competing for government-leased properties may increase in the future, resulting in increased demand and increased prices paid for these properties. If we are forced to pay higher prices for properties, our profitability may decrease and our stockholders may experience a lower return on their investment.

We may have limited time to perform due diligence on many potential property acquisitions, which could result in the loss of acquisition opportunities.

When we enter into an agreement to acquire a property we often have limited time to complete our due diligence prior to purchase. Pursuant to Company policy, if we cannot complete our full due diligence review process within the time allotted, we will not proceed with an acquisition. Accordingly, we may lose property acquisitions due to lack of sufficient time to complete our due diligence and therefore limit our future growth.

Our cash flow is not assured. We may not pay dividends in the future.

Our ability to pay dividends may be adversely affected by the risks described herein. We cannot assure you that we will be able to pay dividends in the future. We also cannot assure you that the level of our dividends will increase over time or the receipt of income from additional property acquisitions will necessarily increase our cash available for distribution to stockholders. Any failure to make expected cash dividend distributions will likely result in a decrease in the market price of our stock.

Our board of directors may alter our investment policies at any time without stockholder approval.

Our board of directors may alter our investment policies at any time without stockholder approval. Changes to these policies may adversely affect our financial performance and our ability to maintain or pay dividends.

We have incurred historical losses and may incur future losses.

We have had historical losses of $2.4 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of $30.9 million, of which $5.5 million was due to accumulated losses and $25.4 million was due to the payment of cash dividends. We cannot assure you that we will not have similar losses in the future.

Risks Related to Our Organization and Structure

We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of Thomas D. Peschio, our president and chief executive officer, and of the other members of our management team. In particular, the relationships that Mr. Peschio and the other members of our management team have developed with owners and developers of government-leased properties are critically important to the success of our business. Although we have an employment agreement with Mr. Peschio, we cannot assure you that he and the other key acquisition personnel will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of our management team could adversely impact our operations.

A majority of the voting power over our shares is currently concentrated in a relatively small number of unrelated investment managers

Our stockholder records show that less than 10 investment managers, who have been granted the right by their respective clients to vote our shares, control a majority of our stock. Accordingly, this relatively small number of unrelated investment managers could, if acting in concert based on a common interest or concern, vote a majority of the Company’s shares to achieve a common objective. This result could be harmful to us and our stockholders.

Our board of directors may authorize the issuance of additional shares that may cause dilution.

In connection with future equity offerings, as well as stock grants pursuant to the Company’s 2003 Equity Incentive Plan, the board of directors may authorize the issuance of additional shares of common stock. The issuance of additional shares could dilute our existing stockholders.

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

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our governing documents obligate us to indemnify our directors and permit us to indemnify our officers for actions taken by them in those capacities to the extent permitted by Maryland law which applies broadly. Additionally, we may be obligated to fund the defense costs incurred by our directors and officers. Finally, our governing documents limit the liability of our directors and officers for money damages, except for liability resulting from:

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

Maryland law provides broad discretion to our board of directors with respect to its duties in considering a change in control of our company, including that a board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other action within its authority that it considers. Accordingly, we may not pursue a change in control which might otherwise be in our stockholders’ best interests.

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

There may be environmental problems associated with our properties of which we are unaware. If environmental contamination exists on our properties, we could become subject to strict liability for the contamination. The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. In addition, although we may require in our leases that tenants operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest, and we cannot be sure that our tenants would satisfy their indemnification obligations. Such environmental liability exposure associated with our properties could harm our results of operations and financial condition and our ability to pay dividends to stockholders.

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

Compliance with the ADA and fire, safety and other regulations may require us to make unexpected expenditures that adversely impact our ability to pay dividends.

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

Our comprehensive loss insurance policies may involve substantial deductibles and certain exclusions and may not be fully in place to cover all conditions when a property is acquired. In certain areas, we may have to obtain earthquake insurance on specific properties as required by our lenders or by law. We have also obtained terrorism insurance on all of our GSA-leased properties, but this insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of our properties, which could harm our operations results and financial condition as well as our ability to pay dividends.

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

It is possible that the differences between the time we actually receive revenue or pay expenses and the period we report those items for distribution purposes could result in our having to borrow funds on a short-term basis to meet the 90% distribution requirement to qualify for REIT tax status. While we have not borrowed for the specific purpose of paying distributions, our prior borrowings allowed us to pay distributions from our operations.

Our disposal of properties may have negative implications, including unfavorable tax consequences.

If we sell a property directly, and it is deemed to be a sale of dealer property or inventory, the sale may be deemed to be a “prohibited transaction” under the provisions of the federal tax laws applicable to REITs, in which case our gain from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we will attempt to structure a sale through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the Internal Revenue Service (“IRS”) would not assert successfully that sales of properties that we make directly, rather than through a taxable REIT subsidiary, were sales of dealer property or inventory, in which case the 100% penalty tax would apply.

If we fail to remain qualified as a REIT, our dividends will not be deductible by us, and our income will be subject to taxation.

If we fail to remain qualified as a REIT, our dividends will not be deductible by us for federal income tax purposes and we will be subject to a corporate level tax on our taxable income. This would substantially reduce our cash available to pay dividends and the yield on your investment. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. If our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. We cannot assure you that we will be able to maintain REIT status, or that it will be in our best interests to continue to do so.

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

The federal tax laws governing REITs and the administrative interpretations of those laws may be amended at any time. Any of those new laws or interpretations may take effect retroactively. For example, on May 28, 2003, President Bush signed into law legislation that could cause shares in non-REIT corporations to be a more attractive investment to individual investors than they had been, because of lower tax rates on their dividends as compared to the tax rate paid by stockholders receiving REIT distributions. This and other tax legislation in the future could harm the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our portfolio consisted of nineteen properties totaling approximately 1.5 million square feet as of December 31, 2005. These properties are 96% occupied and had a weighted-average remaining lease term of approximately 10 years.

Our portfolio as of December 31, 2005 consisted of the following:

					Gross	Lease
					Estimated	Maturity/
		Year Built/	Rentable	Rent/	Annualized	Early
Location	Tenant/Occupant	Renovated	Sq. Ft.	Sq. Foot	Rent	Termination	Lease Type

Bakersfield, California	U.S. Drug Enforcement Administration	2000	9,800	$32.11	$316,821	Nov. 2010/ Nov. 2008	Modified Gross Lease
Kingsport, Tennessee	U.S. Social Security Administration	1999	22,848	$17.45	$398,912	Oct. 2014/ Oct. 2009	Modified Gross Lease
Charleston, West Virginia	U.S. Social Security Administration	1959/ 1999	90,050	$22.42	$2,020,692	Dec. 2019/ None	Modified Gross Lease
	U.S. Department of Justice, Drug Enforcement
Clarksburg, West Virginia	Administration, Federal Bureau of Investigation, Social Security Administration	1998	55,443	$23.40	$1,297,506	Jan. 2019/ Jan. 2016	Modified Gross Lease
Mineral Wells, West Virginia	U.S. Bureau of Public Debt	2003	38,324	$12.79	$500,888	Sep. 2017/ Sep. 2012	Modified Gross Lease
Pittsburgh, Pennsylvania	U.S. Federal Bureau of Investigation	2001	87,178	$37.13	$3,296,055	Oct. 2016/ None	Modified Gross Lease
Lenexa, Kansas	U.S. Food and Drug Administration	1991	53,500	$22.13	$1,185,237	Jun. 2012/ None	Modified Gross Lease
Baton Rouge, Louisiana	U.S. Veterans Administration	2004	30,000	$24.26	$727,674	Jun. 2019/ None	Modified Gross Lease
Charleston, South Carolina	United States Federal Courthouse	1795/1999	44,250	$37.93	$1,678,608	Jul. 2019/ None	Modified Net Lease
College Park, Maryland	U.S. Food and Drug Administration	2004	79,090	$36.17	$2,378,316	Aug. 2014/ None	Modified Gross Lease

					Gross	Lease
					Estimated	Maturity/
		Year Built/	Rentable	Rent/	Annualized	Early
Location	Tenant/Occupant	Renovated	Sq. Ft.	Sq. Foot	Rent	Termination	Lease Type

Portland, Oregon	U.S. Various Agencies, Integra Telecom	2002	226,110	$21.75	$4,734,841	Apr. 2015/ None	Modified Gross Leases
Pittsburgh, Pennsylvania	U.S. Citizenship and Immigration Services	2004	36,153	$33.36	$1,217,238	Feb. 2014/ None	Modified Gross Lease
Parkersburg, West Virginia	U.S. Bureau of Public Debt	2004	80,657	$26.11	$2,111,011	Aug. 2019/ None	Modified Gross Lease
Buffalo, New York (Niagara Center)	U.S. — Various Agencies	2004	270,082	$22.07	$5,335,604	Jun. 2015/ Jun. 2010	Modified Gross Lease
Buffalo, New York	U.S. Social Security Administration	2003/2005	34,592	$23.84	$824,568	May 2015/ May 2010	Modified Gross Lease
Sterling, Virginia	U.S. Drug Enforcement Agency	2002	49,692	$44.81	$2,226,867	Mar. 2020/ None	Modified Gross Lease
Martinsburg, West Virginia	U.S. Internal Revenue Service	1996	122,475	$24.81	$3,038,157	July 2015/ None	Modified Net Lease
Dallas, Texas	U.S. Social Security Administration	2005	27,200	$40.14	$1,084,497	August 2020/ August 2015	Modified Gross Lease
Vicksburg, Mississippi	U.S. Army Corps of Engineers	1996	199,404	$16.80	$3,309,288	July 2016/ None	Modified Gross Lease

			1,556,848	$24.20	$37,682,780

As used in the table above and throughout this report, “Gross Annualized Rent” is determined by multiplying December 2005 rents by 12 and “Rent Per Square Foot” is determined by dividing the Gross Annualized Rent by the leased square footage of the property.

Bakersfield, California.  The Bakersfield DEA property is 100% leased to the federal government and is occupied by the U.S. Drug Enforcement Administration (“DEA”). This property houses the DEA’s regional headquarters and consists of an approximately 2.10 acre parcel with a two story office building containing 9,800 leased square feet of office and related space. The building was completed in 2000.

The Bakersfield DEA property is leased pursuant to a modified gross lease, which will expire on November 27, 2010, unless terminated under an early termination clause on November 27, 2008. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual inflation adjustment in the portion of rent attributable to operating costs, which is measured by the U.S. Department of Labor revised consumer price index (the “CPI”).

We acquired the Bakersfield DEA property in January 2003 for $2.4 million, or approximately $243 per leased square foot. In February 2005, we obtained financing for the property of approximately $1.4 million from CW Capital, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 5.867% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due March 1, 2020.

Charleston, West Virginia.  The Charleston SSA property is 100% leased by the federal government and is occupied by the U.S. Department of Labor, the U.S. Social Security Administration (“SSA”) and related state agencies. This property houses the SSA’s regional administrative office. The property is an approximately 1.68 acre parcel with a five story building containing 90,050 leased square feet of office and related space. The building was completed in 1959 and completely renovated to core and shell in 1999.

The Charleston SSA property is leased pursuant to a modified gross lease, which will expire on December 9, 2019. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Charleston SSA property in April 2003 for $18.4 million, or approximately $205 per leased square foot. The property is subject to a $14.0 million loan from LaSalle Bank, which matures on May 1, 2013. The unpaid principal balance of the note bears interest at a rate of 5.74% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due May 1, 2013.

Clarksburg, West Virginia.  The Clarksburg GSA property is 100% leased by the federal government and is occupied by the SSA, the DEA, the Federal Bureau of Investigation (“FBI”) and the U.S. Department of Justice. The property is an approximately 1.02 acre parcel with a three story building containing 55,443 leased square feet of office and related space. The building was completed in 1998.

The Clarksburg GSA property is leased pursuant to a modified gross lease, which will expire on January 19, 2019, unless terminated pursuant to an early termination clause on January 19, 2016. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

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

Kingsport, Tennessee.  The Kingsport SSA property is 100% leased by the federal government and is occupied by the SSA. This property houses the SSA’s regional administrative office. The property is an approximately 2.334 acre parcel with a single story building containing 22,848 leased square feet of office and related space. The building was completed in 1999.

The Kingsport SSA property is leased pursuant to a modified gross lease, which will expire on October 31, 2014, unless terminated pursuant to an early termination clause on October 31, 2009. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Kingsport SSA property in April 2003 for $3.0 million, or approximately $131 per leased square foot. The property is subject to a first mortgage loan in the amount of $2.3 million from Bank of America, which matures on April 1, 2010. The unpaid principal balance of the first mortgage loan bears interest at a rate of 8.23% per annum, with monthly payments being amortized on a 25-year schedule, and has a balloon payment due April 1, 2010.

Mineral Wells, West Virginia.  The Mineral Wells BPD property is 100% leased by the federal government and is occupied by the U.S. Bureau of Public Debt (“BPD”). The property is an approximately 7.51 acre parcel with a single story building containing 38,324 leased square feet of office and related space. The building was completed in 2003.

The Mineral Wells BPD property is leased pursuant to a modified gross lease, which will expire on September 30, 2017, unless terminated pursuant to an early termination clause on September 30, 2012. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Mineral Wells BPD property in March 2004 for $5.1 million in cash, or approximately $133 per leased square foot.

Pittsburgh, Pennsylvania.  The Pittsburgh FBI property is 100% leased by the federal government and is occupied by the FBI. The property consists of an approximately 4.573 acre parcel with a four story building containing 87,178 leased square feet of office and related space. The building was completed in 2001.

The Pittsburgh FBI property is leased pursuant to a modified gross lease, which will expire on October 5, 2016. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Pittsburgh FBI property in May 2004 for $28.7 million, or approximately $329 per leased square foot. We financed the acquisition through a $21.0 million loan from PNC Bank, which matures on August 1, 2009. The unpaid principal balance of the note bears interest at a rate of 5.5% per annum. Monthly payments are amortized on a 26-year schedule, with a balloon payment due on August 1, 2009.

Lenexa, Kansas.  The Lenexa FDA property is 100% leased by the federal government and is occupied by the U.S. Food and Drug Administration (“FDA”). The property consists of an approximately 5.05 acre parcel with two single story buildings containing a total of 53,500 leased square feet of office and laboratory space. The buildings were completed in 1991.

The Lenexa FDA property is leased pursuant to a modified gross lease, which will expire on June 21, 2012. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

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

The Baton Rouge VA property is leased pursuant to a modified gross lease, which will expire on June 3, 2019. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Baton Rouge VA property in September 2004 for $6.0 million, or approximately $202 per leased square foot. In February 2005 we obtained financing for approximately $4.8 million from CW Capital, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 5.867% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due March 1, 2020.

Charleston, South Carolina.  The Charleston Federal Courthouse property is 100% leased by the federal government and is occupied by the Federal District Court. The property consists of an approximately 0.305 acre parcel with a four story building containing 44,250 leased square feet of office and related space. The building was completed in 1999.

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

College Park, Maryland.  The College Park FDA property consists of an approximately 4.3811 acre parcel with a three story building containing 79,000 square feet of office and laboratory space of which 65,760 is leased by the federal government and is occupied by the FDA. The remaining 13,240 square feet is currently vacant. The building was completed in 2004.

The College Park FDA property is leased pursuant to a modified gross lease, which will expire on August 31, 2014. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

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

The Pittsburgh USCIS property is leased pursuant to a modified gross lease, which will expire on February 26, 2014. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Pittsburgh USCIS property in October 2004 for $10.6 million, or approximately $294 per leased square foot. We financed the acquisition through an $8.0 million loan from Nomura Credit, which matures on December 11, 2011. The unpaid principal balance of the note bears interest at a rate of 5.13% per annum. Monthly payments are amortized on a 25-year schedule, with a balloon payment due December 11, 2011.

Parkersburg, West Virginia.  The Parkersburg BPD property is 100% leased by the federal government and is occupied by the BPD. The property consists of an approximately 6.12 acre parcel with a five story building containing 80,657 leased square feet of office and related space. The building was completed in 2004. The federal government has exercised a consolidation option whereby the Company will expand the Parkersburg Property by an additional 102,000 square feet bringing the total complex to approximately 183,000 leased square feet. The cost of the expansion to this property will be approximately $22.5 million and will be paid over the term of the expansion scheduled for completion in first half of 2006.

The Parkersburg BPD property is leased pursuant to a modified gross lease, which will expire on August 31, 2019. Upon the completion of the expansion described above, the lease term for the entire building will be extended to 15 years from the date of acceptance of the expansion. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Parkersburg BPD property in November 2004 for $20.2 million in cash, or approximately $251 per leased square foot. In March 2005, we obtained financing for the property through a combined $31.8 million loan from the Bank of New York, which matures on March 15, 2021. The loan is comprised of two notes totaling $26.8 million and $5.0 million. The unpaid principal balance of $26.8 million bears interest at a rate of 5.40% per annum. Monthly payments are interest only through the date of completion of the property expansion. Thereafter monthly payments are amortized on a 25-year schedule, with a balloon payment due March 15, 2021. The $5.0 million note bears interest at 5.75% with interest only payments due monthly and principal due also on March 15, 2021.

Portland, Oregon.  The Portland property, located at 1201 Lloyd Street, consists of a 1.7 acre parcel with an eleven story building containing approximately 223,960 square feet of office space. The property also includes a separate parking garage with 471 parking stalls and 2,450 square feet of retail space. The Portland property was completed in 2002 and is currently 96% leased to various governmental and non-governmental tenants.

Major governmental tenants, with 10-year firm-term modified gross leases include the United States Department of Agriculture and the National Oceanic and Atmospheric Administration. Other governmental entities with five-year firm-term modified gross leases include the FBI, Bureau of Indian Affairs, Office of

Hearing and Appeals, Bureau of Reclamation, and the Bureau of Alcohol, Tobacco and Firearms. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

The largest non-governmental tenant in the building is Integra Telecom, with a seven-year firm-term triple-net lease. Other non-governmental tenants that have triple-net leases with firm-terms that range from one to 10 years include Lawyers Title Insurance Corporation, Washington Mutual Bank, Stewart Title of Oregon, Inc., Contractors Bonding and Insurance Company, and Quiznos. Non-governmental tenants represent 33 percent of the square footage in the building. The non-governmental tenants pay a pro rata share of the basic operating costs of the property which includes maintenance, repairs and management.

We acquired the Portland property in March 2005 for $50.7 million, or approximately $224 per square foot. We financed the acquisition in April 2005 through a $39.1 million loan from Wachovia Bank, which matures on December 11, 2011. The unpaid principal balance of the note bears interest at a rate of 5.49% per annum. Monthly payments are amortized on a 25-year schedule, with a balloon payment due December 11, 2011.

Buffalo, New York.  The Buffalo Niagara Center property consists of a 3.5 acre parcel with an eight story building containing approximately 268,082 square feet of office space. The property also includes a five-story, 475-stall parking garage with 2,000 square feet of retail space. The Niagara Center property was completed in 2004 and is currently 86% leased to various governmental tenants.

Major tenants, with 5-year firm term leases include the United States Internal Revenue Service (“IRS”), Department of Veteran’s Affairs, National Labor Relations Board, Small Business Administration, Treasury Inspector General Tax Administrator, and the GSA. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Buffalo Niagara Center property in May 2005 for $71.7 million, or approximately $265 per square foot.

Buffalo, New York.  The Buffalo SSA property is 100% leased by the federal government and is occupied by the SSA, Environmental Protection Agency and the Railroad Retirement Board. The property consists of an approximately 2.3 acre parcel with a single story building containing 35,000 leased square feet of office and related space. The building was completed in 2005.

The Buffalo SSA property is leased pursuant to a modified gross lease, which will expire on May 31, 2015, unless terminated pursuant to an early termination clause after May 31, 2010. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Buffalo SSA property in May 2005 for $5.4 million, or approximately $157 per leased square foot.

Sterling, Virginia.  The Sterling DEA property consists of an approximately 6.8 acre parcel with a one story building containing 49,692 square feet of office space and related space leased by the federal government and is occupied by the DEA. The building was completed in 2002.

The Sterling property is leased pursuant to a modified gross lease, which will expire on March 20, 2020. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Sterling DEA property in June 2005 for $21.1 million, or approximately $424 per square foot. We financed the acquisition through the assumption of the seller’s first mortgage loan in the amount of $15.8 million loan from Northwestern Mutual. The mortgage loan bears interest at a fixed rate of 7.98% with principal and interest payments due monthly through March 1, 2020.

Martinsburg, West Virginia.  The Martinsburg IRS property consists of an approximately 25 acre parcel with a two story building containing 122,475 leased square feet of office and related space leased by the federal government and is occupied by the IRS. The building was completed in 1996.

The Martinsburg IRS property is leased pursuant to a modified net lease, which will expire on July 11, 2015. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. We are responsible for the building’s roof and structural repair, property insurance, and base year real estate taxes. The government pays all operating expenses and any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us.

We acquired the Martinsburg IRS property in July 2005 for $30.6 million, or approximately $250 per leased square foot. We financed the acquisition through a $19.6 million loan from PNC Bank, which matures on August 1, 2015. The unpaid principal balance of the note bears interest at a rate of 5.24% per annum. Accrued interest only payments are due monthly through August 2006. Thereafter, monthly payments are amortized on a 30-year schedule, with a balloon payment due August 1, 2015.

Under terms of the existing lease, the federal government has an option to purchase the Martinsburg IRS Property for approximately $24.8 million. Real estate at cost, net of accumulated depreciation of the Martinsburg IRS Property was $30.2 million at December 31, 2005.

Dallas, Texas.  The Dallas SSA property consists of an approximately 2.9 acre parcel with a one story building containing 27,200 leased square feet of office and related space leased by the federal government and is occupied by the SSA. The building was completed in 2005.

The Dallas SSA property is leased pursuant a modified gross lease, which will expire on August 14, 2020, unless terminated pursuant to an early termination clause after August 14, 2015. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Dallas SSA property in September 2005 for $9.6 million, or approximately $352 per leased square foot. We financed the acquisition through a $6.25 million loan from Key Bank, which matures on October 1, 2015. The unpaid principal balance of the note bears interest at a rate of 5.09% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due October 1, 2015.

Vicksburg, Mississippi.  The Vicksburg COE property consists of an approximately 17.17 acre parcel with a two story building containing 199,404 leased square feet of office and related space leased by the federal government and is occupied by the United States Army Corps of Engineers. The building was completed in 1996.

The Vicksburg COE property is leased pursuant a modified gross lease, which will expire on July 31, 2016. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

We acquired the Vicksburg COE property in November 2005 for $26.9 million, or approximately $135 per leased square foot. We financed the acquisition through a $14.4 million loan from Merrill Lynch, which matures on August 1, 2016. The unpaid principal balance of the note bears interest at a rate of 5.62% per annum. Accrued interest only payments are due monthly.

Other Considerations

We believe that all of the properties described above are maintained in good condition and are adequately covered by insurance.

Item 3.	Legal Proceedings

As of December 31, 2005, we were not named or threatened to be named in any lawsuits, claims or similar proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “GPT”. Our stock began trading on the NYSE on January 27, 2004. On March 8, 2006, the reported closing sale price on the NYSE was $8.40, and there were approximately 20.7 million common shares outstanding held by approximately 76 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions per share during 2005 and 2004 are set forth in the table below:

	High	Low	Close	Distribution

2005
Fourth quarter	$10.14	$8.44	$9.33	$0.15
Third quarter	$10.50	$9.00	$9.80	$0.15
Second quarter	$10.20	$9.10	$9.72	$0.15
First quarter	$10.59	$9.22	$9.96	$0.15
2004
Fourth quarter	$10.80	$9.35	$9.86	$0.15
Third quarter	$11.10	$8.84	$9.50	$0.15
Second quarter	$13.48	$8.70	$10.45	$0.15
First quarter(1)	$14.03	$11.48	$13.17	$0.15

(1)	Our stock first traded on January 27, 2004 following our initial public offering.

We intend to distribute to our stockholders all or substantially all of our taxable REIT income each year to comply with the distribution requirements of the federal tax laws and to avoid federal income tax and the nondeductible excise tax. To maintain our status as a REIT, we must distribute to our stockholders an amount at least equal to (i) 90% of our taxable REIT income (determined before the deduction for dividends paid and excluding any net capital gain) plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income less (iii) any excess non-cash income (as determined under the federal tax laws). To the extent not inconsistent with maintaining REIT status, we may retain accumulated earnings of any taxable REIT subsidiaries in those subsidiaries. The Company has determined that the $0.60 dividend per common share paid during 2005 and 2004 represented a return of capital to its stockholders.

Distributions must be authorized by our board of directors and will be based upon a number of factors, including restrictions under applicable law. In addition, our board of directors will be prohibited from authorizing a dividend if, after giving effect to the dividend, we would not be able to pay our indebtedness as it becomes due in the usual course of business or our total assets would be less than our total liabilities.

Our board of directors has the power to issue preferred stock or other securities that have distribution rights senior to that of the common stock. Any superior dividend rights could prevent us from paying dividends to the holders of our common stock. The following table summarizes our equity compensation plans as of December 31, 2005:

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	133,739	$0.00	783,941
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	133,739	$0.00	783,941

Item 6.	Selected Financial Data

The following table sets forth our selected historical operating and financial data. The following selected consolidated financial information as of December 31, 2005, 2004, 2003, 2002 and 2001 and for the years then ended were derived from our audited financial statements contained elsewhere in this report.

You should read the information below in conjunction with the other financial information and analysis presented in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended December 31,
	2005	2004	2003	2002	2001

Revenue
Rental income	$26,876,727	$9,091,592	$2,812,476	$—	$—
Tenant reimbursements	1,323,617	366,727	—	—	—

Total net revenue	28,200,344	9,458,319	2,812,476	—	—
Expenses
Property operations	4,883,451	1,849,838	623,178	—	—
Real estate taxes	2,712,050	964,934	238,170	—	—
Depreciation and amortization	9,887,580	2,649,747	764,089	—	—
General and administrative	4,959,908	4,020,414	440,668	8,836	—

Total expenses	22,442,989	9,484,933	2,066,105	8,836	—

Operating income (loss)	5,757,355	(26,614)	746,371	(8,836)	—
Other income (expense):
Interest income	1,521,348	1,719,925	21,635	3,183	1,340
Interest expense	(9,344,890)	(2,481,219)	(1,188,050)	(822)	—
Expense from issuance and exercise of warrant	—	(2,097,900)	—	—	—
Amortization of deferred financing fees	(355,926)	(271,595)	(9,230)	—	—

(Loss) income before income taxes	(2,422,113)	(3,157,403)	(429,274)	(6,475)	1,340
Income tax benefit (expense)	—	—	—	725	(725)

(Loss) income from continuing operations	(2,422,113)	(3,157,403)	(429,274)	(5,750)	615

Discontinued operations:
Gain from disposal of property	—	313,857	—	—	—
Income from operations of disposed property	—	100,015	47,158	665	—

Income from discontinued operations	—	413,872	47,158	665	—

Net (loss) income	$(2,422,113)	$(2,743,531)	$(382,116)	$(5,085)	$615

Earnings per share (basic and diluted):
(Loss) income from continuing operations	$(0.12)	$(0.16)	$(0.51)	$(0.27)	$0.06
Income from discontinued operations	—	0.02	0.05	0.03	—

Net (loss) income	$(0.12)	$(0.14)	$(0.46)	$(0.24)	$0.06

	December 31,
	2005	2004	2003	2002	2001

Balance Sheet Information(1):
Investment in real estate, net	$377,803,889	$155,370,667	$34,074,023	$—	$—
Cash and cash equivalents(2)	21,744,579	95,918,151	1,029,744	2,314,319	956
Property held for sale	—	—	4,266,438	4,384,090	—
Total assets	413,077,150	256,320,587	42,674,586	6,879,595	181,101
Lines of credit borrowings	17,500,000	—	3,047,655	337,867	—
Mortgage notes payable	225,032,958	77,584,897	24,647,478	—	—
Liabilities related to property held for sale	—	—	3,195,359	3,202,333	—
Total liabilities	254,063,036	83,915,892	34,896,221	3,917,057	80,486
Total liabilities and stockholders’ equity	413,077,150	256,320,587	42,674,586	6,879,595	181,101

	2005	2004	2003	2002	2001

Other Information:
Cash flow:
Provided by (used in) operating activity	$3,207,449	$1,401,427	$(271,508)	$153,208	$5,989
Used in investing activity	$(224,060,549)	$(106,274,646)	$(35,314,649)	$(4,523,548)	$—
Provided by (used in) financing activity	$131,895,668	$197,927,173	$34,032,697	$6,683,703	$(5,033)
Property rentable square footage(1)	1,556,848	627,293	248,848	—	—
EBITDA — historical(3)	$17,166,283	$2,659,030	$1,579,253	$(4,988)	$1,340

(1)	We acquired our first operating property in December 2002.

(2)	Includes restricted cash of $16,887,198, $2,103,338 and $268,885 at December 31, 2005, 2004 and 2003, respectively.

(3)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe EBITDA is useful to investors as an indicator of our ability to service debt and pay cash distributions. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (GAAP), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

	2005	2004	2003	2002	2001

GAAP Reconciliation
Net (loss) income(a)	$(2,422,113)	$(2,743,531)	$(382,116)	$(5,085)	$615
Add back (deduct):
Depreciation and amortization	9,887,580	2,649,747	764,089	—	—
Interest expense(b)	9,700,816	2,752,814	1,197,280	822	—
Income taxes	—	—	—	(725)	725

EBITDA	$17,166,283	$2,659,030	$1,579,253	$(4,988)	$1,340

(a)	Includes expense from issuance of warrant of $2,097,900 for the year ended December 31, 2004.

(b)	Includes amortization of deferred financing fees of $355,926, $271,595 and $9,230 for the year ended December 31, 2005, 2004 and 2003, respectively.

The following table sets forth our selected consolidated quarterly summary of operations for 2005 and 2004.

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue
Rental income	$8,589,810	$7,821,816	$6,140,991	$4,324,110	$4,031,516	$2,338,335	$1,677,748	$1,043,993
Tenant reimbursements	569,569	442,275	132,119	179,654	160,876	41,656	164,195	—

Total net revenue	9,159,379	8,264,091	6,273,110	4,503,764	4,192,392	2,379,991	1,841,943	1,043,993
Expenses
Property operations	1,561,824	1,343,177	1,123,448	855,002	723,268	543,020	335,772	247,778
Real estate taxes	790,191	896,790	568,865	456,204	386,506	257,403	172,928	148,097
Depreciation and amortization	3,276,542	2,946,201	2,342,620	1,322,217	1,212,756	673,396	483,486	280,109
General and administrative	1,315,309	1,303,690	1,200,637	1,140,272	994,204	1,037,025	958,641	1,030,544

Total expenses	6,943,866	6,489,858	5,235,570	3,773,695	3,316,734	2,510,844	1,950,827	1,706,528

Operating income (loss)	2,215,513	1,774,233	1,037,540	730,069	875,658	(130,853)	(108,884)	(662,535)
Other income (expense):
Interest income	173,111	249,303	440,741	658,193	481,508	607,884	387,264	243,269
Interest expense	(3,118,898)	(2,755,315)	(2,132,950)	(1,337,727)	(1,054,698)	(660,373)	(367,319)	(398,829)
Expense from issuance and exercise of warrant	—	—	—	—	—	—	—	(2,097,900)
Amortization of deferred financing fees	(121,004)	(66,809)	(57,687)	(110,426)	(101,510)	(91,571)	(74,900)	(3,614)

(Loss) income from continuing operations	(851,278)	(798,588)	(712,356)	(59,891)	200,958	(274,913)	(163,839)	(2,919,609)

Discontinued operations:
Gain from disposal of property	—	—	—	—	313,857	—	—	—
Income from operations of disposed property	—	—	—	—	11,491	42,156	42,497	3,871

Income from discontinued operations	—	—	—	—	325,348	42,156	42,497	3,871

Net (loss) income	$(851,278)	$(798,588)	$(712,356)	$(59,891)	$526,306	$(232,757)	$(121,342)	$(2,915,738)

Earnings per share (basic and diluted):
(Loss) income from continuing operations	$(0.04)	$(0.04)	$(0.03)	$(0.00)	$0.01	$(0.01)	$(0.01)	$(0.20)
Income from discontinued operations	—	—	—	—	0.02	—	—	—

Net (loss) income	$(0.04)	$(0.04)	$(0.03)	$(0.00)	$0.03	$(0.01)	$(0.01)	$(0.20)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and our audited financial statements and the related notes thereto.

Overview

We primarily invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT. We believe that we are the only public company focused solely on investing in government-leased properties.

Our business consists of buying, owning and managing recently built or renovated office properties primarily leased, under long-term leases, to the federal government, acting through the General Services Administration (“GSA”), the federal government’s property management arm. Our portfolio consisted of nineteen properties totaling approximately 1.5 million rentable square feet as of December 31, 2005. These properties are 96% occupied and have a weighted-average remaining lease term of approximately 10 years. Our largest tenants, as a percentage of total leased square feet, as of December 31, 2005 were:

Percentage of
Agency Tenant	Square Feet

Bureau of Public Debt	13%
U.S. Army Corps of Engineers	12%
Social Security Administration	11%
Internal Revenue Service	7%
Food and Drug Administration	7%

We own each of our properties through separate wholly-owned entities. We intend to expand our portfolio by acquiring additional government-leased properties.

The credit worthiness of our governmental tenants enables us to use debt to finance a higher percentage of the acquisition cost of the properties we buy. Our total debt represented 62% of the historical cost of our assets at the end of 2005. We intend to continue financing future acquisitions with a combination of cash, common stock, long-term fixed-rate debt and short-term credit lines. We intend to use our credit lines to finance acquisitions and deposits on a short-term basis. Our objective is to finance each property with long-term fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease. This strategy minimizes interest rate risk and should result in more consistent and reliable cash flow.

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

Critical Accounting Policies

Revenue Recognition

We recognize rental revenue on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivables which is included in tenant receivables on the Consolidated Balance Sheets. Rental payments received prior to their recognition as income are classified as rent received in advance which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. Our leases are generally only subject to annual inflation increases over the term of the lease for a portion of the rent due. Our leases generally contain provisions under which the tenants reimburse us for real estate taxes incurred by us over a specified base amount. Such amounts are recognized as tenant reimbursements revenue in the period in which the real estate tax expenses over the specified base amount are incurred.

We evaluate the collectibility of our accounts receivable related to rent, expense reimbursements and other revenue. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, geographic concentrations and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income.

Real Estate

We record real estate at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life.

All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheet as “Real estate under development.” As each project is completed and becomes available for lease, the total cost of the project is depreciated over the estimated useful life. Interest and personnel support cost directly related to the development are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value.

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

We allocate a portion of the purchase price to above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the lease. In the case of below market leases, we consider the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The capitalized above-market lease values (which would be presented as lease intangibles in the consolidated balance sheets) would be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (which would be presented as deferred income) would be amortized as an addition to rental income over the remaining contractual lease period and any renewal periods included in the valuation analysis. We currently have no above-market or below-market leases. We also assume that our at market rate tenants would not exercise any early terminations clauses in determining the value allocated to their lease or the amortization of the related lease costs. If a tenant terminates its lease, the unamortized portion of the lease intangibles would be charged to expense.

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

The value of in-place leases (presented as tenant origination costs in the consolidated balance sheets) is amortized to expense over the remaining initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the remaining initial term, including any renewal periods included in the valuation analysis for the respective leases considered in our valuation analysis, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the tenant origination costs and customer relationship intangibles would be charged to expense.

Amounts allocated to tangible land, building, tenant improvements, equipment and fixtures are based on independent appraisals or our own analysis of comparable properties in the existing portfolio.

Derivative Instruments

The Company measures derivative instruments at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated and qualifying as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

Results of Operations

We commenced operations in December 2002 when we acquired our first property. Prior to December 2002, our operations were limited to pursuing property acquisitions. During 2003, we acquired four additional properties consisting of 178,000 rentable square feet. During 2004, we acquired eight additional properties consisting of 449,000 rentable square feet and sold one property consisting of 70,000 rentable square feet. During 2005, we acquired seven additional properties consisting of 930,000 rentable square feet.

The following table presents a comparison of our operating results for the years ended December 31, 2005, 2004 and 2003.

			Increase		Increase
	2005	2004	(Decrease)	2003	(Decrease)

Revenue
Rental income	$26,876,727	$9,091,592	$17,785,135	$2,812,476	$6,279,116
Tenant reimbursements	1,323,617	366,727	956,890	—	366,727

Total net revenue	28,200,344	9,458,319	18,742,025	2,812,476	6,645,843
Expenses
Property operations	4,883,451	1,849,838	3,033,613	623,178	1,226,660
Real estate taxes	2,712,050	964,934	1,747,116	238,170	726,764
Depreciation and amortization	9,887,580	2,649,747	7,237,833	764,089	1,885,658
General and administrative	4,959,908	4,020,414	939,494	440,668	3,579,746

Total expenses	22,442,989	9,484,933	12,958,056	2,066,105	7,418,828

Operating income (loss)	5,757,355	(26,614)	5,783,969	746,371	(772,985)
Other income (expense):
Interest income	1,521,348	1,719,925	(198,577)	21,635	1,698,290
Interest expense	(9,344,890)	(2,481,219)	(6,863,671)	(1,188,050)	(1,293,169)
Expense from issuance and exercise of warrant	—	(2,097,900)	2,097,900	—	(2,097,900)
Amortization of deferred financing fees	(355,926)	(271,595)	(84,331)	(9,230)	(262,365)

Loss from continuing operations	(2,422,113)	(3,157,403)	735,290	(429,274)	(2,728,129)

Discontinued operations:
Gain from disposal of property	—	313,857	(313,857)	—	313,857
Income from operations of disposed property	—	100,015	(100,015)	47,158	52,857

Income from discontinued operations	—	413,872	(413,872)	47,158	366,714

Net loss	$(2,422,113)	$(2,743,531)	$321,418	$(382,116)	$(2,361,415)

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Rental revenue  Rental revenue was $26,876,727 for the year ended December 31, 2005 and $9,091,592 for the year ended December 31, 2004. The increase was due to our acquisition of seven additional properties during 2005 and the impact of receiving a full year of rental income on the eight properties we acquired in 2004.

Tenant reimbursements and other  Tenant reimbursements and other revenue was $1,323,617 for 2005 and $366,727 for 2004. This amount represents the tenant’s reimbursement for the real estate tax expense in excess of the real estate tax base amount as defined in the respective lease agreement and other income, primarily parking revenue, earned on the properties. The increase was due to both our acquisition of additional properties during 2005 and 2004 and an increase in real estate taxes paid in 2005 as compared to 2004 for properties held more than one year.

Property operations expense  Property operations expense was $4,883,451 for the year ended December 31, 2005 and $1,849,838 for the year ended December 31, 2004. The increase was due to the expansion of our operations from four properties owned at the beginning of 2004 to nineteen properties held at the end of 2005.

Real estate tax expense  Real estate tax expense was $2,712,050 for the year ended December 31, 2005 and $964,934 for the year ended December 31, 2004. The increase was due to the expansion of our operations from four properties owned at the beginning of 2004 to nineteen properties held at the end of 2005. Additionally a portion of the increase was due to an increase in real estate taxes paid in 2005 as compared to 2004 for properties held more than one year.

Depreciation and amortization expense  Depreciation and amortization was $9,887,580 for the year ended December 31, 2005 and $2,649,747 for the year ended December 31, 2004. The increase was due to the expansion of our operations from four properties owned at the beginning of 2004 to nineteen properties held at the end of 2005.

General and administrative expense  General and administrative expense was $4,959,908 for the year ended December 31, 2005 and $4,020,414 for the year ended December 31, 2004. The increase was due in part to an expansion of our operations and acquisitions staff to enhance our self-management capabilities. The remaining increase is from professional fees incurred in connection with Sarbanes Oxley Section 404 activities.

Interest income  Interest income was $1,521,348 for the year ended December 31, 2005 and $1,719,925 for the year ended December 31, 2004. The decrease was due to lower balances held during 2005 as compared to 2004 as proceeds raised from our initial public offering of common stock were used to acquire properties during 2005 and 2004.

Interest expense  Interest expense was $9,344,890 for the year ended December 31, 2005 and $2,481,219 for the year ended December 31, 2004. We have increased our secured fixed rate mortgage debt from $24.7 million at the beginning of 2004 to $225.0 million at the end of 2005. This includes secured loan financings of (i) $29.0 million on the Pittsburgh FBI and Lenexa FDA properties in July 2004, (ii) $16.6 million assumed with the College Park FDA property acquisition in October 2004, (iii) $8.0 million on the Pittsburgh USCIS property in December 2004, (iv) $20.8 million on the Bakersfield DEA, Baton Rouge VA and Charleston Federal Courthouse properties in February 2005, (v) $31.8 million on the Parkersburg BPD property in March 2005, (vi) $39.1 million on the Portland property in April 2005, (vii) $15.7 million assumed with the Sterling DEA property acquisition in June 2005, (viii) $19.6 million on the Martinsburg IRS property in July 2005, (ix) $6.25 million on the Dallas SSA property in September 2005, and (x) $14.4 million on the Vicksburg COE property in November 2005. We also recognized approximately $130,000 in interest expense in 2005 related to advances on our lines of credit.

Expense from issuance and exercise of warrant  In January 2004, we recognized $2,097,900 of expense related to the exercise of a warrant to purchase 210,000 shares of our common stock. The warrant was issued to an affiliate of one of the underwriters in our initial public offering which provided a line of credit to us.

Amortization of deferred financing fees  Amortization of deferred financing fees was $355,926 for the year ended December 31, 2005 and $271,595 for the year ended December 31, 2004. The increase was primarily due to the amortization of financing fees from additional secured loan financings.

Gain from disposal of property  In October 2004, we completed the sale of our only non-governmental property which resulted in a gain from disposal of property in the amount of $313,857.

Income from operation of disposed property  Income from operation of disposed property was $100,015 for the year ended December 31, 2004. This represents the operating results for the property sold.

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

Interest income  Interest income was $1,719,925 for the year ended December 31, 2004 and $21,635 for the year ended December 31, 2003. The increase was primarily due to interest income earned on short-term investments from our initial public offering proceeds.

Interest expense  Interest expense was $2,481,219 for the year ended December 31, 2004 and $1,188,050 for the year ended December 31, 2003. The increase was due to additional payment on debt incurred by us in 2004 for property acquisition and for working capital purposes prior to our January 2004 Offering.

Expense from issuance and exercise of warrant  In January 2004, we recognized $2,097,900 of expense related to the exercise of a warrant to purchase 210,000 shares of our common stock. The warrant was issued to an affiliate of one of the underwriters of our initial public offering which provided a line of credit to us.

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

Gain from disposal of property  In October 2004, we completed the sale of our only non-governmental property which resulted in a gain from disposal of property in the amount of $313,857.

Income from operation of disposed property  Income from operation of disposed property was $100,015 for the year ended December 31, 2004 and $47,158 for the year ended December 31, 2003. This represents the operating results for the property sold. The increase is due to no depreciation or amortization expense recognized from the date the property was deemed held for sale in the first quarter of 2004.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided from borrowings and cash provided by operations.

Our current mortgage debt obligations are set forth below:

		Balance as of
Lender	Collateral	December 31, 2005
		(In millions)

CW Capital	Bakersfield DEA property	$1.4
CW Capital	Baton Rouge VA property	4.8
LaSalle Bank/GEMSA	Charleston SSA property	13.6
LaSalle Bank/GEMSA	Clarksburg GSA property	8.1
	Charleston Federal
CW Capital	Courthouse property	14.4
Capital Realty	College Park FDA property	16.3
Key Bank	Dallas SSA property	6.2
Bank of America	Kingsport SSA property	2.2
Wachovia Bank	Lenexa FDA property	7.8
PNC Bank	Martinsburg IRS property	19.6
Bank of New York	Parkersburg BPD property	31.8
PNC Bank	Pittsburgh FBI property	20.6
Nomura Credit	Pittsburgh USCIS property	7.8
Wachovia Bank	Portland property	39.1
Northwestern Mutual	Sterling DEA property	15.5
Merrill Lynch	Vicksburg property	14.4

		223.6
Premium on mortgage debt (Sterling DEA property)		1.4

Total — Mortgage Notes Payable		$225.0

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

We financed the acquisition of our Martinsburg IRS property in July 2005 through an approximately $19.6 million loan from PNC Bank, which matures on August 1, 2015. The unpaid principal balance of the note bears interest at a rate of 5.24% per annum. Accrued interest only payments are due monthly through August 2006. Thereafter, monthly payments are amortized on a 30-year schedule, with a balloon payment due August 1, 2015.

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

We financed the acquisition of our Sterling DEA property in June 2005 through the assumption of the seller’s loan of $15.8 million loan from Northwestern Mutual, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 7.98% per annum. Payments are made monthly through March 1, 2020. We recorded a premium of $1,482,178 related to the above market interest rate on the assumed debt. Amortization of this premium will be included in interest expense on the consolidated statement of operations.

We financed the acquisition of our Vicksburg COE property in November 2005 through a $14.4 million loan from Merrill Lynch Mortgage Company, which matures on August 1, 2016. The unpaid principal balance of the note bears interest at a rate of 5.62% per annum. Accrued interest only payments are due monthly.

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

In May 2005, the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings that are expected to occur in the second half of 2006. The period of time over which the Company expects to hedge its continued exposure to variability in future cash flows for the forecasted transactions is approximately ten months.

We entered into a $50 million revolving credit facility in November 2005 led by Wachovia Capital Markets, LLC. Wachovia Bank, N.A. serves as administrative agent. This credit facility replaced the Company’s prior $50 million revolving credit agreement led by First National Bank of Omaha which also is participating in the new credit facility. The term of the credit facility is for three years and may be extended for one additional year. The amount available to be borrowed under the credit facility is based upon the combined value of certain collateral properties. The initial pool of collateral includes the Niagara Center, Buffalo SSA and Mineral Wells BPD properties. The credit facility will provide us funding for future acquisitions and facilitate additional capitalization.

Borrowings under the credit facility bear interest at a rate equal to either (a) a base rate determined by the higher of the Prime Rate or the Federal Funds Rate plus 1/2 of 1%, or (b) an applicable margin, based upon our total indebtedness to total asset value, plus LIBOR. The initial borrowings on the credit facility are priced at LIBOR plus 1.20%. Payments are interest only through the term of the credit facility and are payable at least quarterly.

The credit facility is guaranteed by us and collateralized by our Mineral Wells BPD, Buffalo Niagara Center and Buffalo SSA properties. The credit facility contains financial covenants related to maintenance of leverage, fixed charge coverage ratios and tangible net worth and also contains affirmative and negative covenants including, among other things, limitations on certain indebtedness, guarantees of indebtedness, level of cash dividends and other transactions as defined in the agreement.

Our long-term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, the costs associated with acquisitions of properties that we pursue and dividend payments to stockholders. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of equity securities, and long-term mortgage indebtedness. Certain of our fixed-rate mortgages require that fully-funded sinking fund reserves be established and maintained for future capital expenditures related to capital repairs, marketing, tenant improvements or leasing commissions. We periodically evaluate requirements for future capital expenditures on our properties not covered by mortgage reserve fund provisions. Our intention is and has been to have a funded reserve for such situations available at the time the capital expenditure is expected to be incurred.

We believe that our net cash provided by operating activities, draws under our revolving line of credit and proceeds from other financing sources that we expect to be available to us will provide sufficient liquidity to meet our cash needs during the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005:

	Less Than			After
	1 Year	2-3 Years	4-5 Years	5 Years	Total

Mortgage notes payable — fixed-rate	$2,915,740	$8,217,987	$34,701,480	$177,766,101	$223,601,308

We intend to refinance our mortgage notes payable as they become due or repay them if the related property is being sold. Total interest paid on the mortgage notes payable were $9,210,996 and $2,432,908 for the year ended December 31, 2005 and 2004, respectively.

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

The following table presents a reconciliation of GAAP to our funds from operations for the periods presented:

	2005	2004	2003

Net loss	$(2,422,113)	$(2,743,531)	$(382,116)
Adjustments to reconcile to funds from Operations:
Gain from disposal of property	—	(313,857)	—
Real estate depreciation and amortization(a)	9,845,758	2,626,193	757,400

Funds from operations	$7,423,645	$(431,195)	$375,284

Funds from operations per common share	$0.36	$(0.02)	$0.45

Weighted average common shares outstanding	20,568,819	19,071,652	836,133

(a)	Excludes depreciation of non-real estate assets of $41,822, $23,554 and $6,689 for the years ended December 31, 2005, 2004 and 2003, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Market Risk Related to Fixed-Rate Debt

As of December 31, 2005, our debt included fixed-rate mortgage notes with a carrying value of $223.6 million. Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual December 31, 2005 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $15.0 million at December 31, 2005. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $15.4 million at December 31, 2005.

As of December 31, 2005, our derivatives, comprised of two forward starting interest rate swap contracts with a notional value of $50 million, had a carrying value of $601,489 included in other assets. A 100 basis point increase in market interest rates would result in an asset of approximately $4.2 million, a change of $3.6 million in the fair market value of the derivatives at December 31, 2005. A 100 basis point decrease in market interest rates would result in an accounts payable and accrued liability of approximately $3.3 million, a change of $3.9 million in the fair market value of the derivatives at December 31, 2005.

Interest Rate Sensitivity

The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our mortgage notes payable by expected maturity date and weighted average interest rate as of December 31, 2005.

Interest Rate Sensitivity

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage notes payable:
Fixed rate amount	$2,915,740	$3,993,870	$4,224,117	$30,575,150	$4,126,330	$177,766,101	$223,601,308
Weighted-average interest rate	6.10%	5.96%	5.97%	5.56%	6.06%	5.82%	5.80%

Item 8.	Financial Statements and Supplementary Data

See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from our definitive proxy statement for the 2006 annual meeting of stockholders to be held on June 1, 2006.

Our Code of Ethical Business Conduct is located on our website at www.gptrust.com.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for the 2006 annual meeting of stockholders to be held on June 1, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for the 2006 annual meeting of stockholders to be held on June 1, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from our definitive proxy statement for the 2006 annual meeting of stockholders to be held on June 1, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for the 2006 annual meeting of stockholders to be held on June 1, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See “Index to Financial Statements” on page F-1 of this Form 10-K.

(a)(2) Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

3.1	Charter (incorporated by reference to exhibit 3.1 to our registration statement on Form S-11 (file no. 333-109565))
3.2	Bylaws (incorporated by reference to exhibit 3.2 to our registration statement on Form S-11 (file no. 333-109565))
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to our registration statement on Form S-11 (file no. 333-109565))
10.1	2003 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our registration statement on Form S-11 (file no. 333-109565))
10.2	Form of Indemnification Agreement (incorporated by reference to exhibit 10.2 to our registration statement on Form S-11 (file no. 333-109565))
10.3	Chief Executive Officer Employment Agreement (incorporated by reference to exhibit 10.3 to our registration statement on Form S-11 (file no. 333-109565))

10.4	Letter of Intent — College Park, Maryland property (incorporated by reference to exhibit 10.7 to our registration statement on Form S-11 (file no. 333-109565))
10.5	Purchase and Sale Agreement — Parkersburg, West Virginia property (incorporated by reference to exhibit 10.8 to our registration statement on Form S-11 (file no. 333-109565))
10.6	Letter of Intent — Baton Rouge, Louisiana property (incorporated by reference to exhibit 10.9 to our registration statement on Form S-11 (file no. 333-109565))
10.7	Letter of Intent — Pittsburgh, Pennsylvania property (incorporated by reference to exhibit 10.10 to our registration statement on Form S-11 (file no. 333-109565))
10.8	Purchase and Sale Agreement — Mineral Wells, West Virginia property (incorporated by reference to exhibit 10.11 to our registration statement on Form S-11 (file no. 333-109565))
10.9	Purchase and Sale Agreement — Harlingen, Texas INS properties (incorporated by reference to exhibit 10.12 to our registration statement on Form S-11 (file no. 333-109565))
10.10	Purchase and Sale Agreement — Harlingen, Texas USBP property (incorporated by reference to exhibit 10.13 to our registration statement on Form S-11 (file no. 333-109565))
10.11	Revolving Credit Agreement dated November 21, 2005 (incorporated by reference to exhibit 10.16 to our Form 8-K filed on November 23, 2005)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Principal Financial Officer

(b) Exhibits

See (a)(3).

(c) Financial Statement Schedules

See (a)(2).

GOVERNMENT PROPERTIES TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Government Properties Trust, Inc.

We have audited the accompanying consolidated balance sheets of Government Properties Trust, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the management of Government Properties Trust, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Trust, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Government Properties Trust, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Government Properties Trust, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included at Item 9A, that Government Properties Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Government Properties Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Government Properties Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Government Properties Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Government Properties Trust, Inc. and our report dated March 10, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 10, 2006

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004

ASSETS
Real estate at cost:
Land	$32,800,037	$13,713,237
Buildings and improvements	280,860,609	117,069,518
Tenant origination costs	60,404,925	26,628,718
Real estate under development	16,576,562	1,180,523
Furniture and equipment	456,483	185,818

	391,098,616	158,777,814
Accumulated depreciation	(13,294,727)	(3,407,147)

	377,803,889	155,370,667
Cash and cash equivalents	4,857,381	93,814,813
Restricted cash escrows	16,887,198	2,103,338
Tenant receivables	6,872,748	1,501,850
Notes receivable from tenant	602,578	665,216
Deferred costs, net	4,019,571	937,156
Real estate deposits	450,000	685,993
Other assets	1,583,785	1,241,554

Total assets	$413,077,150	$256,320,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,420,578	$3,226,655
Dividends payable	3,109,500	3,104,340
Lines of credit	17,500,000	—
Mortgage notes payable	225,032,958	77,584,897

Total liabilities	254,063,036	83,915,892
Stockholders’ equity:
Common stock ($0.01 par value; 50,000,000 shares authorized, 20,721,612 and 20,695,567 shares issued and outstanding at December 31, 2005 and 2004, respectively)	205,879	205,223
Additional paid-in capital	189,122,870	188,259,230
Accumulated deficit	(30,916,124)	(16,059,758)
Accumulated other comprehensive income	601,489	—

Total stockholders’ equity	159,014,114	172,404,695

Total liabilities and stockholders’ equity	$413,077,150	$256,320,587

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

Revenue
Rental income	$26,876,727	$9,091,592	$2,812,476
Tenant reimbursements	1,323,617	366,727	—

Total net revenue	28,200,344	9,458,319	2,812,476
Expenses
Property operations	4,883,451	1,849,838	623,178
Real estate taxes	2,712,050	964,934	238,170
Depreciation and amortization	9,887,580	2,649,747	764,089
General and administrative	4,959,908	4,020,414	440,668

Total expenses	22,442,989	9,484,933	2,066,105

Operating income (loss)	5,757,355	(26,614)	746,371
Other income (expense):
Interest income	1,521,348	1,719,925	21,635
Interest expense	(9,344,890)	(2,481,219)	(1,188,050)
Expense from issuance and exercise of warrant	—	(2,097,900)	—
Amortization of deferred financing fees	(355,926)	(271,595)	(9,230)

Loss from continuing operations	(2,422,113)	(3,157,403)	(429,274)

Discontinued operations:
Gain from disposal of property	—	313,857	—
Income from operations of disposed property	—	100,015	47,158

Income from discontinued operations	—	413,872	47,158

Net loss	$(2,422,113)	$(2,743,531)	$(382,116)

Earnings per share (basic and diluted):
Loss from continuing operations	$(0.12)	$(0.16)	$(0.51)
Income from discontinued operations	—	0.02	0.05

Net loss	$(0.12)	$(0.14)	$(0.46)

Distributions declared per share	$0.60	$0.60	$0.60

Weighted average number of shares outstanding	20,568,819	19,071,652	836,133

Net loss	$(2,422,113)	$(2,743,531)	$(382,116)
Other comprehensive income
Unrealized derivative gain on forward-starting interest rate swaps	601,489	—	—

Comprehensive loss	$(1,820,624)	$(2,743,531)	$(382,116)

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
		Additional		Other
	Common	Paid In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income	Total

Balance at December 31, 2002	$2,967,008	$—	$(4,470)	$—	2,962,538
Issuance of common stock	5,715,220	—	—	—	5,715,220
Dividends declared	—	—	(517,277)	—	(517,277)
Net loss	—	—	(382,116)	—	(382,116)

Balance at December 31, 2003	8,682,228	—	(903,863)	—	7,778,365
Reclass from change in par value of common stock	(8,672,473)	8,672,473	—	—	—
Issuance of common stock	193,368	176,764,184	—	—	176,957,552
Issuance and exercise of warrant	2,100	2,097,900	—	—	2,100,000
Issuance of restricted stock	—	724,673	—	—	724,673
Dividends declared	—	—	(12,412,364)	—	(12,412,364)
Net loss	—	—	(2,743,531)	—	(2,743,531)

Balance at December 31, 2004	205,223	188,259,230	(16,059,758)	—	172,404,695
Issuance of restricted stock	656	863,640	—	—	864,296
Dividends declared	—	—	(12,434,253)	—	(12,434,253)
Unrealized derivative gain on forward-starting interest rate swaps	—	—	—	601,489	601,489
Net loss	—	—	(2,422,113)	—	(2,422,113)

Balance at December 31, 2005	$205,879	$189,122,870	$(30,916,124)	$601,489	$159,014,114

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

Operating activities
Net loss	$(2,422,113)	$(2,743,531)	$(382,116)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,887,580	2,649,747	764,089
Amortization of deferred financing fees	355,926	271,595	9,230
Amortization of premium on notes payable	(50,528)	—	—
Expense from issuance and exercise of warrants	—	2,097,900	—
Compensation expense	894,886	864,673	—
Gain from disposal of property	—	(313,857)	—
Changes in assets and liabilities:
Tenant receivables	(5,370,898)	(1,169,199)	(332,651)
Restricted cash escrows	(1,446,683)	(953,411)	(268,885)
Other assets	259,258	(829,947)	(254,979)
Accounts payable and accrued expenses	1,100,021	1,527,457	193,804

Net cash provided by (used in) operating Activities	3,207,449	1,401,427	(271,508)
Investing activities
Expenditures for real estate	(198,917,618)	(104,464,536)	(34,702,876)
Development of real estate assets	(11,332,727)	(1,180,523)	—
Expenditures for furniture and equipment	(270,665)	(151,332)	—
Restricted cash escrows	(13,337,177)	(881,042)	—
Notes receivable from tenant	62,638	(553,443)	(111,773)
Proceeds from sale of real estate	—	1,457,223	—
Deposits on future real estate purchases	(265,000)	(500,993)	(500,000)

Net cash used in investing activities	(224,060,549)	(106,274,646)	(35,314,649)
Financing activities
Financing fees	(3,438,341)	(1,113,289)	(134,709)
Net borrowings (repayments) under lines of credit	17,500,000	(3,047,655)	2,709,788
Proceeds from mortgage notes payable	131,982,219	37,000,000	24,821,134
(Repayments) proceeds of mortgage note payable — affiliate	—	(1,639,219)	1,639,219
(Repayments) proceeds of advances from affiliate	—	(102,873)	(93,589)
Principal payments on mortgage notes payable	(1,719,117)	(754,852)	(173,656)
Net proceeds from sale of common stock	—	193,202,095	5,715,220
Deferred offering costs paid	—	(16,161,474)	(80,969)
Dividends paid	(12,429,093)	(9,455,560)	(369,741)

Net cash provided by financing activities	131,895,668	197,927,173	34,032,697

Net (decrease) increase in cash	(88,957,432)	93,053,954	(1,553,460)
Cash and cash equivalents, beginning of year	93,814,813	760,859	2,314,319

Cash and cash equivalents, end of year	$4,857,381	$93,814,813	$760,859

Non-Cash Financing Activity
Assumption of mortgage note payable included in real estate, net	$15,753,309	$16,650,000	$—

Deferred offering costs included in accounts payable and accrued expenses	$—	$—	$1,741,902

Non-Cash Operating Activity
Accounts payable and accrued expenses included in real estate, net	$4,063,312	$1,200,000	$—

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Operations

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

The Company began formal operations with its first property acquisition in December 2002 and, as of December 31, 2005, the Company owned nineteen properties located throughout the United States. The Company acquires properties through various operating entities, which are wholly-owned by the Company. The Company operates in one segment.

Genesis Financial Group, Inc. (“Genesis”), a stockholder of the Company, provided property management and administrative services to the Company from inception through January 2004 and acquisition related services to the Company through January 2005. The Company had no full-time employees during 2003.

Between October 2002 and August 2003, the Company sold 955,552 shares of its common stock at $10 per share. In January 2004, the Company sold 19.3 million shares of its common stock (the “Offering”) at $10 per share and listed its common stock on the New York Stock Exchange. The Offering raised approximately $177 million in net proceeds.

During the year ended December 31, 2005, 2004 and 2003, the Company declared dividends of $0.60 per common share, which were paid quarterly in the months of April, July, October and January. The April and July 2003 dividends were paid on a pro rata basis.

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

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”). In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

Tenant origination costs, net at December 31, 2005, were approximately $54.4 million. Amortization expense related to tenant origination costs was $4.6 million, $1.1 million and $0.4 million for the year ended December 31, 2005, 2004 and 2003. The weighted average life for these tenant origination costs at December 31, 2005 is 10.4 years.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization of tenant origination costs at December 31, 2005 is as follows:

Year Ending December 31	Amount

2006	$6,740,549
2007	6,690,349
2008	6,652,149
2009	6,548,323
2010	5,385,691
Thereafter	22,410,805

$54,427,866

Amounts allocated to tangible land, building, tenant improvements, equipment and fixtures are based on independent appraisals or our own analysis of comparable properties in the existing portfolio.

All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheet as “Real estate under development.” As each project is completed and becomes available for lease, the total cost of the project is depreciated over the estimated useful life. Interest cost directly related to the development are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. Included in non-cash operating activities is $4,063,312 of real estate under development which is included in accounts payable and accrued expenses at December 31, 2005.

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

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

Allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company had no allowance for doubtful accounts as of December 31, 2005 and 2004.

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

Real Estate Deposits

The Company makes deposits on proposed property purchases. At December 31, 2005 and 2004 the deposits were $450,000 and $685,993, respectively. The deposits were made on properties acquired in 2005 or to be acquired in 2006.

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

Rental Revenue

Rental revenue is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable which is included in tenant receivables in the Consolidated Balance Sheets. Rental payments received prior to their recognition as income are classified as rent received in advance which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets. Deferred rent receivables included in tenant receivables in the Consolidated Balance Sheets were $2,841,473 and $48,295 at December 31, 2005 and 2004, respectively.

Derivative Instruments

The Company measures derivative instruments at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated and qualifying as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all other non-owner charges in stockholder’s equity during a period including unrealized gains and losses from value adjustments on certain derivative instruments.

Fair Value of Financial Instruments

The Company believes that the interest rates associated with its line-of-credit and mortgage notes payable approximate the market interest rates for these types of debt instruments and as such, the carrying amount of the mortgages payable approximate their fair value.

The carrying amount of notes receivable, cash equivalents, escrows and deposits, accounts receivable, and accounts payable and accrued expenses, approximate fair value because of the relatively short maturity of these instruments.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective beginning in the first quarter of 2006 for all unvested awards. Since the Company previously adopted the provisions of expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS No. 123, the Company does not expect its financial statements will be materially impacted by SFAS No. 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an Interpretation of FASB Statement No. 143, Asset Retirement Obligations” (FIN 47). A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted the provisions of FIN 47 for the year ended December 31, 2005. The adoption of this Interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of the Company’s taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. No federal income taxes have been recorded in 2005, 2004 and 2003. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property. The aggregate cost of land and depreciable property, net of accumulated tax depreciation, for federal income tax purposes as of December 31, 2005 and 2004 was approximately $382.1 million and $158.8 million, respectively. For federal income tax purposes, all distributions made by the Company have been considered return of capital.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation between the GAAP net income and taxable income for the Company for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(Unaudited)

GAAP net loss	$(2,422,113)	$(2,743,530)	$(382,117)
Add: Book amortization	4,564,186	1,100,539	358,193
Less: Tax amortization	(1,106,386)	(367,482)	(77,569)
Straight-line rent adjustments	(2,793,177)	(48,295)	—
Other book/tax differences, net	59,095	9,758	31,381

Taxable income subject to 90% dividend requirement	$(1,698,395)	$(2,049,010)	$(70,112)

Common Stock and Earnings Per Share

The Company reports earnings per share pursuant to SFAS No. 128, “Earnings Per Share”. Basic loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no common stock equivalents outstanding in 2003. The Company had nonvested stock grants of 152,857 and 146,302 shares outstanding during 2005 and 2004, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.	Deferred Costs

Deferred costs consist of the following at December 31, 2005 and 2004:

	2005	2004

Financing costs	$4,656,322	$1,217,981
Accumulated amortization	(636,751)	(280,825)

	$4,019,571	$937,156

4.	Equity Incentive Plan

The Company has a 2003 Equity Incentive Plan, which reserved 1,000,000 shares of Common Stock for issuance thereunder. The purposes of the plan are to optimize the Company’s profitability and growth through long-term incentives which are consistent with the Company’s objectives and which link the interests of participants to those of the Company’s stockholders, provide participants with an incentive for excellence in individual performance and promote teamwork among participants and give the Company a significant advantage in attracting and retaining officers, key employees and directors. Any key employee, non-employee director, consultant or advisor is eligible to be granted awards under the plan. The plan is currently administered by the Company’s compensation committee.

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

From time to time, the Company awards restricted stock shares under the 2003 Equity Incentive Plan to members of the Board of Directors and employees. The Company recognizes compensation expense for restricted

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is recognized on a straight-line basis over the service period which is typically the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. The Company began issuing restricted shares in February 2004. The Company granted restricted shares of 26,198 and 190,045 in 2005 and 2004, respectively, to members of the Board of Directors and employees. During 2005 there were 184 restricted shares forfeited. The Company recorded $894,886 and $864,673 of compensation expense related to the restricted stock grants in 2005 and 2004, respectively. As of December 31, 2005, there are 783,941 shares available for grant under the Plan.

5.	Mortgage Notes Payable and Lines-of-Credit

Mortgage notes payable and lines-of-credit consisted of the following:

	December 31,
	2005	2004

Mortgage Notes Payable(A),(B),(C)
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.09% to 8.23% per annum, with principal and interest payable monthly through 2026. The weighted average rate at December 31, 2005 and December 31, 2004 was 5.80% and 5.87%, respectively	$223,601,308	$77,584,897

Lines of Credit(D),(E)
Line-of-credit with a financial institution for property acquisitions (maximum borrowing level of $50,000,000 and available through November 20, 2008), interest at December 31, 2005 equal to 5.57%. Advances are collateralized by various properties	$17,500,000	$—

(A)	The mortgages notes payable are subject to various operating covenants. In addition, the Company must periodically fund and maintain escrow accounts, to make future real estate taxes, repairs and maintenance and insurance payments, as well as to fund certain tenant releasing costs. These are included in restricted cash escrows.

(B)	Certain of the Company’s real estate assets have been pledged as collateral for its mortgages notes payable and lines-of-credit. The amount of gross assets that have been encumbered is $308,991,015 and $105,174,043 for 2005 and 2004 respectively.

(C)	Amounts exclude a premium of $1,431,650 at December 31, 2005 related to the above market interest rate on a mortgage assumed.

(D)	The line-of-credit facility at December 31, 2005 was obtained in November 2005 and bears an interest rate equal to either (a) a base rate determined by the higher of the prime rate or the federal funds rate plus 1/2 of 1%, or (b) an applicable margin, based upon the Company’s total indebtedness to total asset value, plus LIBOR. At December 31, 2005, the margin is LIBOR plus 1.2%. Payments are interest only through the term and are payable at least quarterly. The line-of-credit facility contains certain covenants including maintenance of leverage, minimum fixed charge coverage ratios, minimum tangible net worth and limitations on certain indebtedness, guarantees and cash dividends. Advances under the line-of-credit totaled $17.5 million during the year ended December 31, 2005. The line-of-credit facility is guaranteed by the Company. The amount of gross assets that have been encumbered is $81,522,485 for 2005.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(E)	The line-of-credit facility at December 31, 2004 had a maximum borrowing level of $50 million and was terminated in November 2005. There were no advances made on the line-of-credit during the year ended December 31, 2005.

Total interest paid on the mortgage notes payable and lines-of-credit was $9,210,996, $2,432,908 and $966,420 for the year ended December 31, 2005, 2004 and 2003, respectively.

The following represents future minimum principal payments due on the Company’s mortgage notes payable outstanding at December 31, 2005:

Year Ending December 31	Amount

2006	$2,915,740
2007	3,993,870
2008	4,224,117
2009	30,575,150
2010	4,126,330
Thereafter	177,766,101

$223,601,308

6.	Future Minimum Lease Payments

The Company has lease agreements with tenants with lease terms through 2020. The leases generally provide for increases in base rent based upon inflation and for tenants to pay their share of real estate taxes over specified base amounts. Approximately 96 percent and 100 percent of the Company’s rental revenue for the years ended December 31, 2005 and 2004 was received from the U.S. government.

The total future minimum rents to be received by us under such non-cancelable operating leases in effect at December 31, 2005, exclusive of future inflation increases and real estate tax reimbursements, are as follows:

Year Ending December 31	Amount

2006	$36,485,158
2007	37,981,213
2008	37,983,556
2009	37,471,953
2010	33,505,819
Thereafter	172,977,748

$356,405,447

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

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. In 2005 the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings that are expected to occur in 2006. The period of time over which the Company expects to hedge its continued exposure to variability in future cash flows for the forecasted transactions is approximately ten months.

As of December 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. At December 31, 2005, derivatives with a fair value of $601,489 were included in other assets. The amounts reported in accumulated other comprehensive income relate to those derivatives described above. Upon the expected settlement of the derivatives in 2006, the amount paid or received will be amortized to interest expense over the term of the Company’s hedged debt.

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

Advances from Genesis totaling $102,873 were outstanding at December 31, 2003 and were repaid in 2004 with funds received in connection with the Offering. In addition, Genesis owes the Company $310,000 (included in other assets) at December 31, 2005 and 2004 for previous offering costs pursuant to a conditional agreement between Genesis and the Company. The amount owed is non-interest bearing and is secured by an irrevocable letter of credit which expires on June 30, 2006.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Property Acquisitions

The Company acquired the following properties in 2005 and 2004. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

		Acquisition	Month
Property	Location	Cost	Acquired

2004 acquisitions(A):
Bureau of Public Debt (Mineral Wells BPD Property)(B)	Mineral Wells, WV	$5,109,486	March
Federal Bureau of Investigation (Pittsburgh FBI Property)	Pittsburgh, PA	28,682,675	May
USDA District Offices (Lenexa FDA Property)	Lenexa, KS	10,525,293	June
Veterans Administration Outpatient Clinic (Baton Rouge VA Property)	Baton Rouge, LA	6,046,520	September
Federal Courthouse (Charleston Fed Court Property)	Charleston, SC	19,277,829	September
Food & Drug Administration (College Park FDA Property)(C)	College Park, MD	22,895,421	October
Immigration Services (Pittsburgh USCIS Property)	Pittsburgh, PA	10,582,553	October
Bureau of Public Debt (Parkersburg BPD Property)(D)	Parkersburg, WV	20,227,362	November

		$123,347,139

2005 acquisitions(A):
1201 Lloyd Boulevard (Portland Property)	Portland, OR	$50,652,915	March

Niagara Center (Buffalo Niagara Center Property)	Buffalo, NY	71,672,611	May
Social Security Administration (Buffalo SSA Property)	Buffalo, NY	5,434,681	May
Drug Enforcement Administration (Sterling DEA Property)(E)	Sterling, VA	21,070,541	June
Internal Revenue Service (Martinsburg IRS Property)(F)	Martinsburg, WV	30,642,912	July
Social Security Administration (Dallas SSA Property)	Dallas, TX	9,583,396	September
Army Corps of Engineers (Vicksburg MS, Inc.)	Vicksburg, MS	26,850,250	November

		$215,907,306

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

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is received. The value of tenant origination costs are amortized over the remaining term of the respective leases.

(B)	Included in the acquisition cost amount is a note receivable from tenant in the original amount of $694,293 which the Company assumed with the purchase of this property. The interest on the note receivable is fixed at 8% per annum with principal and interest payable monthly through 2012.

(C)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $16,650,000. Acquisition cost includes $1,200,000 which was paid to the seller in April 2005.

(D)	The federal government has exercised a consolidation option whereby the Company will expand the Parkersburg Property by an additional 102,000 rentable square feet. The cost of the expansion to the Property will total approximately $22,500,000 and is being paid over the term of the expansion scheduled for completion in 2006. At December 31, 2005 the Company held $11,229,485 of restricted cash escrows to fund, in part, the cost of the expansion. Costs capitalized as of December 31, 2005 and 2004 totaled $16,447,930 and $1,180,523, respectively, and is included in real estate under development in the accompanying Consolidated Balance Sheets.

(E)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $15,753,309. Also included in the acquisition cost is an amount of $1,482,178 related to the premium recognized on the above market interest rate on the assumed mortgage.

(F)	Under terms of the existing lease, the federal government has an option to purchase the Martinsburg IRS Property for approximately $24.8 million. Real estate at cost, net of accumulated depreciation of the Martinsburg IRS Property was $30.2 million at December 31, 2005.

10.	Issuance and Exercise of Warrant

In connection with providing a line of credit, an affiliate of one of the Company’s underwriters in the Offering was issued a warrant to purchase up to 210,000 shares of common stock. The underwriter’s affiliate exercised the warrants and the Company recognized an expense of approximately $2.1 million in 2004.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reflects the historical operating results of properties sold or held for sale, as well as the gain or loss on sale from these properties, as discontinued operations in the consolidated statements of operations for periods prior to their sale. In October 2004, the Company sold the Harahan property for a gain of $313,857, upon receiving sales proceeds of $1,457,223 net of the assumption of the related mortgage note payable of $3,112,770. The results of discontinued operations related to the Harahan property were comprised of the following for the year ended December 31, 2004 and 2003:

	2004	2003

Rental income	$284,304	$363,440

Property operations	13,091	12,354
Depreciation and amortization	29,358	117,653

Total expense	42,449	130,007

Operating income	241,855	233,433
Amortization of deferred financing fees	(420)	—
Interest expense	(141,420)	(186,275)

Income from discontinued operations	100,015	47,158
Gain on sale of property	313,857	—

Total income from discontinued operations	$413,872	$47,158

12.	401(k) Plan

In 2004, the Company established a 401(k) Plan to cover all employees of the Company. The 401(k) Plan permits eligible persons to defer an amount of their annual compensation into the 401(k) Plan subject to certain limitations imposed by the Internal Revenue Code. Employees’ elective deferrals are immediately vested upon contribution to the 401(k) Plan. The Company matches employee contribution to the 401(k) Plan dollar for dollar up to 4% of the employee’s annual salary. The Company made contributions of $41,037 and $28,677 which were charged to expense during the year ended December 31, 2005 and 2004, respectively.

13.	Unaudited Pro Forma Condensed Consolidated Financial Information

The accompanying unaudited Pro Forma Condensed Consolidated Financial Information is presented as if, at January 1, 2004, the Company acquired the properties described in Note 9 — Property Acquisitions and the shares outstanding at December 31, 2005 were also outstanding at January 1, 2004. The properties listed as follows began operations during 2004 or 2005 and therefore their historical results of operations are included in the Pro Forma Condensed Consolidated Financial Information from the date indicated. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

Date Property
Began Operation

Pittsburgh USCIS Property	March 2004
Baton Rouge VA Property	June 2004
College Park FDA Property	September 2004
Parkersburg BPD Property	September 2004
Buffalo Niagara Center Property	December 2004
Buffalo SSA Property	June 2005
Dallas SSA Property	August 2005

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited Pro Forma Condensed Consolidated Financial Information is not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transactions had occurred at the dates indicated above, nor does it purport to represent our future results of operations.

Pro Forma Condensed Consolidated Financial Information

	Year Ended December 31,
	2005	2004
	(Unaudited)

Total Revenue	$35,747,365	$23,820,550

Loss from continuing operations(A)	$(3,394,185)	$(6,478,197)

Loss per diluted common share	$(0.16)	$(0.31)

(A)	Includes expense of approximately $2.1 million in the first quarter of 2004 for issuance of warrants — See Note 10.

14.	Subsequent Events

In February 2006, the Company acquired the County of Riverside’s three building, two story office complex located in Riverside, California for an approximate purchase price of $18.2 million. The acquisition was acquired with cash and an assumption of a mortgage loan in the amount of $8.9 million. The County of Riverside office complex, completed from 1989 through 1994, totals approximately 120,000 rentable square feet (unaudited) of office space situated on a 6.31-acre site (unaudited) and is 100% occupied by the County of Riverside Department of Child Support Services.

The mortgage loan matures in December 2014. The unpaid principal balance of the note bears interest at a rate of 5.79% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due in December 2014.

GOVERNMENT PROPERTIES TRUST, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005

				Cost Capitalized
				Subsequent to
	Encumbrances(1)	Initial Cost		Acquisition		Gross Amount Carried at Close of Period 12/31/05
										Date of
									Accumulated	Acquisition
			Buildings		Buildings		Building		Depreciation At	Contribution
	December 31		and		And		and		December 31	Placed in
	2005	Land	Improvements	Land	Improvements	Land	Improvements	Total	2005,(2)	Service

Property Name
DEA Bakersfield	$1,427,700	$446,000	$1,939,805	$—	$—	$446,000	$1,939,805	$2,385,805	$285,074	January 2003
Charleston SSA	13,547,576	3,066,587	15,363,298	—	36,816	3,066,587	15,400,114	18,466,701	1,381,112	April 2003
Clarksburg GSA	8,055,969	508,050	10,481,067	—	40,150	508,050	10,521,217	11,029,267	931,923	April 2003
Kingsport SSA	2,208,633	525,000	2,467,130	—	—	525,000	2,467,130	2,992,130	274,214	April 2003
Mineral Wells BPD	—	762,600	3,652,594	—	—	762,600	3,652,594	4,415,194	266,440	March 2004
Pittsburgh FBI	20,519,363	1,135,000	27,547,675	—	—	1,135,000	27,547,675	28,682,675	1,612,622	May 2004
Lenexa FDA	7,828,347	1,250,000	9,275,293	—	370,073	1,250,000	9,645,366	10,895,366	568,545	June 2004
VA Baton Rouge	4,782,794	1,096,000	4,835,242	—	115,278	1,096,000	4,950,520	6,046,520	231,906	September 2004
Charleston Fed Court	14,443,779	1,500,000	17,777,829	—	—	1,500,000	17,777,829	19,277,829	738,266	September 2004
College Park FDA	16,279,197	1,974,000	20,921,423	—	—	1,974,000	20,921,423	22,895,423	1,043,778	October 2004
Pittsburgh USCIS	7,843,894	350,000	10,232,553	—	—	350,000	10,232,553	10,582,553	490,650	October 2004
Parkersburg BPD	31,800,000	1,100,000	19,127,361	—	—	1,100,000	19,127,361	20,227,361	767,484	November 2004
GPT Portland, OR 1201 Lloyd LLC	39,100,000	6,180,000	44,472,915	—	261,441	6,180,000	44,734,356	50,914,356	1,561,524	March 2005
Acquest Government Leases	—	2,000,000	69,672,611	—	—	2,000,000	69,672,611	71,672,611	1,935,794	May 2005
Buffalo SSA	—	1,100,000	4,334,681	—	—	1,100,000	4,334,681	5,434,681	194,908	May 2005
Sterling DEA	15,527,971	1,500,000	19,570,541	—	—	1,500,000	19,570,541	21,070,541	329,921	June 2005
Martinsburg IRS	19,600,000	3,200,000	27,442,912	—	—	3,200,000	27,442,912	30,642,912	431,302	July 2005
Dallas SSA	6,236,085	3,180,000	6,403,396	—	—	3,180,000	6,403,396	9,583,396	70,486	September 2005
Vicksburg COE	14,400,000	1,926,800	24,923,450	—	—	1,926,800	24,923,450	26,850,250	113,402	November 2005
Real estate under development	—	—	16,576,562	—	—	—	16,576,562	16,576,562	—	Various
Corporate Assets	—	—	456,483	—	—	—	456,483	456,483	65,376	Various

Total	$223,601,308	$32,800,037	$357,474,821	$—	$823,758	$32,800,037	$358,298,579	$391,098,616	$13,294,727

(1)	See Note 5 — Mortgage Notes Payable and Lines-of-Credit to these Consolidated Financial Statements for a description of our mortgage notes payable.

(2)	Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

Building and improvements	39 years
Tenants origination costs	Remaining term of the related lease
Lease intangibles	Remaining term of the related lease (included as a reduction of rental revenue)
Tenant improvements	Term of related leases
Furniture and equipment	3-7 years

The aggregate cost and net basis of land, real estate under development and depreciable property for federal income tax purposes as of December 31, 2005 was approximately $391.1 million and $382.1 million, respectively. The following table reconciles the real estate investments historical cost for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Balance at beginning of year	$158,777,814	$34,831,423	$—
Acquisitions and development	232,050,137	123,795,059	34,796,937
Capital expenditures	270,665	151,332	34,486

Balance at end of year	$391,098,616	$158,777,814	$34,831,423

The following table reconciles the accumulated depreciation on real estate investments for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Balance at beginning of year	$3,407,147	$757,400	$—
Assets reclassified as held-for-sale	—	—	(6,689)
Depreciation and amortization expense	9,887,580	2,649,747	764,089

Balance at end of year	$13,294,727	$3,407,147	$757,400

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

Signature	Title	Date

/s/ Thomas D. Peschio Thomas D. Peschio	President, Chief Executive Officer and Director	March 15, 2006

/s/ Nancy D. Olson Nancy D. Olson	Chief Financial Officer and Treasurer	March 15, 2006

/s/ Jerry D. Bringard Jerry D. Bringard	Chairman of the Board of Directors	March 15, 2006

/s/ Robert M. Ames Robert M. Ames	Director	March 15, 2006

/s/ Philip S. Cottone Philip S. Cottone	Director	March 15, 2006

/s/ Robert A. Peck Robert A. Peck	Director	March 15, 2006

/s/ Richard H. Schwachter Richard H. Schwachter	Director	March 15, 2006

Exhibit Index

Exhibit	Description of Document

3.1	Charter (incorporated by reference to exhibit 3.1 to our registration statement on Form S-11 (file no. 333-109565))
3.2	Bylaws (incorporated by reference to exhibit 3.2 to our registration statement on Form S-11 (file no. 333-109565))
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to our registration statement on Form S-11 (file no. 333-109565))
10.1	2003 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our registration statement on Form S-11 (file no. 333-109565))
10.2	Form of Indemnification Agreement (incorporated by reference to exhibit 10.2 to our registration statement on Form S-11 (file no. 333-109565))
10.3	Chief Executive Officer Employment Agreement (incorporated by reference to exhibit 10.3 to our registration statement on Form S-11 (file no. 333-109565))
10.4	Letter of Intent — College Park, Maryland property (incorporated by reference to exhibit 10.7 to our registration statement on Form S-11 (file no. 333-109565))
10.5	Purchase and Sale Agreement — Parkersburg, West Virginia property (incorporated by reference to exhibit 10.8 to our registration statement on Form S-11 (file no. 333-109565))
10.6	Letter of Intent — Baton Rouge, Louisiana property (incorporated by reference to exhibit 10.9 to our registration statement on Form S-11 (file no. 333-109565))
10.7	Letter of Intent — Pittsburgh, Pennsylvania property (incorporated by reference to exhibit 10.10 to our registration statement on Form S-11 (file no. 333-109565))
10.8	Purchase and Sale Agreement — Mineral Wells, West Virginia property (incorporated by reference to exhibit 10.11 to our registration statement on Form S-11 (file no. 333-109565))
10.9	Purchase and Sale Agreement — Harlingen, Texas INS properties (incorporated by reference to exhibit 10.12 to our registration statement on Form S-11 (file no. 333-109565))
10.10	Purchase and Sale Agreement — Harlingen, Texas USBP property (incorporated by reference to exhibit 10.13 to our registration statement on Form S-11 (file no. 333-109565))
10.11	Revolving Credit Agreement dated November 21, 2005 (incorporated by reference to exhibit 10.16 to our Form 8-K filed on November 23, 2005)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Principal Financial Officer