Form 10-Q
period 2006-03-31
GOVERNMENT PROPERTIES TRUST INC
filed 2006-05-10
CIK 1266112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
     Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2006, approximately 20.8 million shares of common stock of the registrant were outstanding.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate at cost:
Land	$35,986	$32,800
Buildings and improvements	306,557	280,861
Tenant origination costs	72,573	60,405
Real estate under development	228	16,577
Furniture and equipment	474	456

	415,818	391,099
Accumulated depreciation	(16,936)	(13,295)

	398,882	377,804
Cash and cash equivalents	2,512	4,857
Restricted cash escrows	11,031	16,887
Tenant receivables	8,167	6,873
Notes receivable from tenant	586	603
Deferred costs, net	3,942	4,020
Real estate deposits	150	450
Other assets	4,068	1,583

Total assets	$429,338	$413,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$9,259	$8,420
Dividends payable	3,114	3,110
Lines of credit	26,480	17,500
Mortgage notes payable	233,304	225,033

Total liabilities	272,157	254,063
Stockholders’ equity:
Common stock ($0.01 par value; 50,000,000 shares authorized, 20,763,136 and 20,721,612 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	206	206
Additional paid-in capital	189,548	189,123
Accumulated deficit	(34,835)	(30,916)
Accumulated other comprehensive income	2,262	601

Total stockholders’ equity	157,181	159,014

Total liabilities and stockholders’ equity	$429,338	$413,077

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited and in thousands, except per share amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Revenue
Rental income	$9,800	$4,324
Tenant reimbursements	566	180

Total revenue	10,366	4,504
Expenses
Property operations	1,811	855
Real estate taxes	926	457
Depreciation and amortization	3,641	1,322
General and administrative	1,309	1,140

Total expenses	7,687	3,774

Operating income	2,679	730
Other income (expense)
Interest income	122	658
Interest expense	(3,403)	(1,338)
Amortization of deferred financing fees	(203)	(110)

Net loss	$(805)	$(60)

Earnings per share (basic and diluted)
Net loss	$(0.04)	$—

Distributions declared per share	$0.15	$0.15

Weighted average shares outstanding (basic and diluted)	20,604	20,540

Net loss	$(805)	$(60)
Other comprehensive income
Unrealized derivative gain on forward-starting interest rate swaps	1,660	—

Comprehensive income (loss)	$855	$(60)

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Operating activities
Net loss	$(805)	$(59)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,641	1,322
Amortization of deferred financing fees	203	110
Amortization of premium on mortgage notes payable	(26)	—
Compensation expense	179	181
Changes in assets and liabilities:
Tenant receivables	(1,294)	(231)
Restricted cash escrows	551	(42)
Other assets	(822)	(1,362)
Accounts payable and accrued expenses	(69)	744

Net cash provided by operating activities	1,558	663

Investing activities
Expenditures for real estate	(9,475)	(50,015)
Deposits on future real estate purchases	(150)	(967)
Development of real estate assets	(4,749)	(639)
Restricted cash escrows	5,305	(12,152)
Note receivable from tenant	17	15
Expenditures for furniture and equipment	(17)	—

Net cash used in investing activities	(9,069)	(63,758)

Financing activities
Financing fees	(125)	(1,174)
Net borrowings under lines of credit	8,980	—
Proceeds from mortgage notes payable	—	52,632
Principal payments on mortgage notes payable	(579)	(309)
Dividends paid	(3,110)	(3,104)

Net cash provided by financing activities	5,166	48,045

Net decrease in cash and cash equivalents	(2,345)	(15,050)
Cash and cash equivalents, beginning of period	4,857	93,815

Cash and cash equivalents, end of period	$2,512	$78,765

Non-Cash Operating Activity
Accounts payable and accrued expenses included in real estate, net	$5,215	$—

Non-Cash Financing Activity
Assumption of mortgage note payable included in real estate, net	$8,876	$—

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Government Properties Trust, Inc., a Maryland corporation (the “Company”), have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the 2005 Form 10-K. The accompanying condensed consolidated financial statements highlight significant changes to the Notes included in the 2005 Form 10-K and present interim disclosures as required by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.
The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting periods. Our results for the three months ended March 31, 2006 are not necessarily indicative of our results for any future interim period or for the full fiscal year.
2. Nature of Business and Operations
The Company began formal operations with its first property acquisition in December 2002 and, as of March 31, 2006, the Company owned twenty properties located throughout the United States. The Company acquires properties through various operating entities, which are wholly owned by the Company. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company operates in one segment.
3. Common Stock and Earnings Per Share
The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic and diluted loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. The Company had nonvested stock grants of 133,790 and 181,896 shares outstanding during the three months ended March 31, 2006 and 2005, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
4. Deferred Costs
Deferred costs consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Financing costs	$4,781	$4,656
Accumulated amortization	(839)	(636)

	$3,942	$4,020

5. Equity Incentive Plan
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaced FAS 123. FAS 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements. We adopted FAS 123(R) effective January 1, 2006 using the modified-prospective method. Because we previously used a fair value based method of accounting for determining compensation expense associated with the issuance of all restricted shares granted, the adoption of this standard did not have a material effect on our results of operations and financial position. Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as previously disclosed.
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
The Company recognizes compensation expense for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is recognized on a straight-line basis over the service period which is typically the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. The Company began issuing restricted shares in 2004. The Company granted 190,045 restricted shares during 2004, 26,198 restricted shares during 2005 and 41,524 restricted shares during the three months ended March 31, 2006 to members of the Board of Directors, employees and consultants. During 2005 there were 184 restricted shares forfeited. The Company recorded $179,000 and $181,000 of compensation expense related to the restricted stock grants for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there are 742,417 shares available for grant under the Plan.
6. Mortgage Notes Payable and Line-of-Credit
Mortgage notes payable and lines-of-credit consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Mortgage Notes Payable(A),(B),(C)
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.09% to 8.23% per annum, with principal and interest payable monthly through 2026. The weighted average interest rate at March 31, 2006 and December 31, 2005 was 5.80%	$231,897	$223,601

Lines of Credit(D)
Line-of-credit with a financial institution for property acquisitions (maximum borrowing level of $50 million and available through November 20, 2008). The weighted average interest rate at March 31, 2006 and December 31, 2005 was equal to 5.99% and 5.57%, respectively. Advances are collateralized by various properties	$26,480	$17,500

(A)	The mortgages notes payable are subject to various operating covenants. In addition, the Company must periodically fund and maintain escrow accounts, to make future real estate taxes, repairs and maintenance and insurance payments, as well as to fund certain tenant releasing costs. These are included in restricted cash escrows.

(B)	Certain of the Company’s real estate assets have been pledged as collateral for its mortgages notes payable. The amount of gross assets that have been encumbered is $331.4 million and $309.0 million for March 31, 2006 and December 31, 2005, respectively.

(C)	Amounts exclude a premium of $1.4 million at March 31, 2006 and December 31, 2005 related to the above market interest rate on a mortgage assumed.

(D)	The line-of-credit facility at March 31, 2006 was obtained in November 2005 and bears an interest rate equal to either (a) a base rate determined by the higher of the prime rate or the federal funds rate plus 1/2 of 1%, or (b) an applicable margin, based upon the Company’s total indebtedness to total asset value, plus LIBOR. At March 31, 2006 and December 31, 2005, the margin is LIBOR plus 1.20%. Payments are interest only through the term and are payable at least quarterly. The line-of-credit facility contains certain covenants including maintenance of leverage, minimum fixed charge coverage ratios, minimum tangible net worth and limitations on certain indebtedness, guarantees and cash dividends. Advances under the line-of-credit totaled $9.0 million for the three months ended March 31, 2006 and $17.5 million during the year ended December 31, 2005. The line-of-credit facility is guaranteed by the Company. The amount of gross assets that have been encumbered is $81.5 million for March 31, 2006 and December 31, 2005. In April 2006, the maximum borrowing level of the line-of-credit was increased to $65 million.
In April 2006, the Company obtained an additional line-of-credit facility with a maximum borrowing level of $10 million and available through April 2007. The $10 million line-of-credit facility is unsecured and is subject to the covenants described above in Item (D). Borrowings under this facility bear an interest rate equal to an applicable margin, based upon our total indebtedness to total asset value, plus the three month LIBOR rate. Any borrowings on the credit facility would currently be priced at LIBOR plus 2.20%. Payments are interest only through the term of the credit facility and are payable monthly.
Total interest paid on the mortgage notes payable and lines-of-credit was $3.5 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.
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
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. In the second quarter of 2005, the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings that are expected to occur in the fourth quarter of 2006. Accordingly, the maximum period of time over which the Company is currently hedging its exposure to variability in future cash flows for forecasted transactions is approximately seven months.
As of March 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. At March 31, 2006, derivatives with a fair value of $2.3 million were included in other assets. The amounts reported in accumulated other comprehensive loss relate to the derivatives described above. Upon the expected settlement of the derivatives in the fourth quarter of 2006, the amount paid or received will be amortized to interest expense over the term of the Company’s hedged debt.
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
9. Related Party Transactions
Genesis, the sponsor of the initial public offering by the predecessor company Gen-Net Lease Income Trust, Inc., owes the Company $310,000 (included in other assets) at March 31, 2006 and December 31, 2005 for previous offering costs pursuant to a conditional agreement between Genesis and the Company. The amount owed is non-interest bearing and is secured by an irrevocable letter of credit which expires on June 30, 2006.
10. Property Acquisitions
The Company acquired the following properties during the three months ended March 31, 2006 and during the year ended December 31, 2005. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

		Acquisition	Month
Property	Location	Cost	Acquired
		(in thousands)
2005 acquisitions(A):
1201 Lloyd Boulevard (Portland Property)	Portland, OR	$50,653	March
Niagara Center (Buffalo Niagara Center Property)	Buffalo, NY	71,673	May
Social Security Administration (Buffalo SSA Property)	Buffalo, NY	5,435	May
Drug Enforcement Administration (Sterling DEA Property)(B)	Sterling, VA	21,070	June
Internal Revenue Service (Martinsburg IRS Property)(C)	Martinsburg, WV	30,643	July
Social Security Administration (Dallas SSA Property)	Dallas, TX	9,583	September
Army Corps of Engineers (Vicksburg MS, Inc.)	Vicksburg, MS	26,850	November

		$215,907

2006 acquisitions(A):
Riverside County (Riverside Property)(D)	Riverside, CA	$18,404	February

(A)	In accordance with SFAS 141, the Company allocated the purchase price for these properties to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. Such estimates are subject to refinement as additional valuation information is received. The value of tenant origination costs are amortized over the remaining term of the respective leases.

(B)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $15.8 million. Also included in the acquisition cost is an amount of $1.5 million related to the premium recognized on the above market interest rate on the assumed mortgage.

(C)	Under terms of the existing lease, the federal government has an option to purchase the Martinsburg IRS Property for approximately $24.8 million. Real estate at cost, net of accumulated depreciation of the Martinsburg IRS Property, was $30.0 million at March 31, 2006.

(D)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $8.9 million.
11. Real Estate Development
In March 2006, the Company completed the expansion of the Bureau of Public Debt facility in Parkersburg, West Virginia by an additional 102,000 rentable square feet. The cost of the expansion to the Property is estimated to approximate $22.2 million and has been allocated to buildings and improvements and tenant origination costs in the accompanying Consolidated Balance Sheet as the property was placed into operations on March 15, 2006. At March 31, 2006 and December 31, 2005, approximately $5.2 million and $4.1 million of costs capitalized were included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets. At March 31, 2006 the Company held $6.5 million of restricted cash escrows to fund the accrued cost of the expansion.
12. Unaudited Pro Forma Condensed Consolidated Financial Information
The accompanying unaudited Pro Forma Condensed Consolidated Financial Information is presented as if, at January 1, 2005, the Company acquired the properties described in Note 10 — Property Acquisitions and the shares outstanding at March 31, 2006 were also outstanding at January 1, 2005. The properties listed as follows began operations during 2005 and therefore their historical results of operations are included in the Pro Forma Condensed Consolidated Financial Information from the date indicated. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

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
Pro Forma Condensed Consolidated Financial Information
(Unaudited and in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2006	2005
Total revenue	$10,686	$8,556

Net loss	$(707)	$(1,319)

Loss per diluted common share	$(0.03)	$(0.06)

13. Subsequent Events
On May 3, 2006 the Company declared a quarterly dividend of $0.1125 per share payable on July 14, 2006 to stockholders of record on June 30, 2006.

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
In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2005. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.
The following is a discussion of our interim results of operations, financial condition and liquidity and capital resources for the three months ended March 31, 2006 compared to the corresponding periods in 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2005 Form 10-K.
OVERVIEW
We primarily invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company solely focused on investing in government-leased properties. We own each of our properties through separate, wholly owned entities. Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the General Services Administration (“GSA”), under long-term leases. At March 31, 2006, we owned twenty primarily GSA-leased properties. These properties are 97% occupied.
CRITICAL ACCOUNTING POLICIES
Refer to our 2005 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include our revenue recognition of related lease agreements, recording of real estate at depreciated cost, allocation of the purchase price of properties we acquire to net tangible and identified intangible assets and derivative instruments. During the first three months of 2006, there were no material changes to our critical accounting policies.

RESULTS OF OPERATIONS
Comparison of three months ended March 31, 2006 to March 31, 2005
Our results of operations for the three months ended March 31, 2006 compared to the same period in 2005 were significantly affected by our acquisitions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”
Our “Same Properties Portfolio” includes the results of twelve properties consisting of approximately 729,000 rentable square feet that were owned for the entire period presented in both years. Our “Total Portfolio” also includes the operating results of the properties we acquired during 2005 and 2006. These eight properties consist of approximately 1,044,000 rentable square feet and are collectively referred to as the “Acquired Properties.”

				Acquired		General &
	Same Properties Portfolio			Properties		Administrative		Total Portfolio
(in thousands)	2006	2005	Change	2006	2005	2006	2005	2006	2005	Change
Revenue:
Rental income	$4,454	$4,309	$145	$5,346	$15	$—	$—	$9,800	$4,324	$5,476
Tenant reimbursements and other	192	180	12	374	—	—	—	566	180	386

Total revenue	4,646	4,489	157	5,720	15	—	—	10,366	4,504	5,862
Expenses:
Property operations	678	847	(169)	1,133	8	—	—	1,811	855	956
Real estate taxes	588	451	137	338	6	—	—	926	457	469
Depreciation and amortization	1,342	1,297	45	2,280	18	19	7	3,641	1,322	2,319
General and administrative	—	—	—	—	—	1,309	1,140	1,309	1,140	169

Total expenses	2,608	2,595	13	3,751	32	1,328	1,147	7,687	3,774	3,913

Operating income(loss)	2,038	1,894	144	1,969	(17)	(1,328)	(1,147)	2,679	730	1,949

Interest income	96	29	67	16	—	10	629	122	658	(536)
Interest expense	(1,680)	(1,338)	(342)	(1,413)	—	(310)	—	(3,403)	(1,338)	(2,065)
Amortization of deferred financing fees	(54)	(39)	(15)	(15)	—	(134)	(71)	(203)	(110)	(93)

Net loss	$400	$546	$(146)	$557	$(17)	$(1,762)	$(589)	$(805)	$(60)	$(745)

Total portfolio rental income revenue increased to $9.8 million in 2006 from $4.3 million in 2005, an increase of $5.5 million. The increase was primarily due to our Acquired Properties. Rental revenue for our Same Properties Portfolio increased $145,000, or 3.4% from the prior period amount. This increase is due to the annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs and the additional revenue for our Parkersburg expansion which was placed into service on March 15, 2006.
Total portfolio tenant reimbursements and other revenue increased to $566,000 in 2006 from $180,000 for 2005, an increase of $386,000. This amount represents the tenants’ reimbursements for real estate tax expense in excess of the real estate tax base amount as defined in their respective lease agreement and other income (primarily parking) earned on the properties. Of the increased amount, $374,000 was due to our Acquired Properties. The remaining increase of $12,000 is for higher real estate tax expense in excess of the real estate tax base amount for our Same Properties Portfolio.
Total portfolio property operations expense increased to $1.8 million in 2006 from $855,000 in 2005, an increase of $956,000. The increase was primarily due to our Acquired Properties which increased by $1.1 million over the prior year amount. Property operations expense for our Same Properties Portfolio decreased $169,000, or 20% from the prior period amount. This decrease was due to a decrease in utilities at our College Park FDA property in the amount of $109,000 as the government assumed the responsibility of paying for utilities on this property beginning at the end of the first quarter of 2005. The remaining decrease of approximately $50,000 is due to decreased franchise taxes for certain of our properties.
Total portfolio real estate tax expense increased to $926,000 in 2006 from $457,000 in 2005, an increase of $469,000. The increase was primarily due to our Acquired Properties which increased $332,000 over the prior year amount. Real estate tax expense for our Same Properties Portfolio increased $137,000, or 30% from the prior period amount. This increase was due to increased real estate taxes paid in 2006 as compared to 2005 due to higher real estate valuations for certain of these properties which are reflective of our acquisition cost for the property.
Total portfolio depreciation and amortization expense increased to $3.6 million in 2006 from $1.3 million in 2005. The increase was primarily due to our Acquired Properties. Depreciation and amortization expense for our Same Properties Portfolio increased $45,000, or less than 3.4% from the prior period amount due to the additional expense from the Parkersburg expansion.
General and administrative expense was $1.3 million for 2006 and $1.1 million for 2005. The increase was primarily due to an increase in personnel costs related to our operations and acquisition activities.
Interest income was $122,000 for 2006 and $658,000 for 2005. The decrease was due to a decrease in cash and cash equivalents held during the first quarter of 2006 as compared to 2005.
Interest expense was $3.4 million for 2006 and $1.3 million for 2005. The increase was due primarily to the financing costs associated with debt placed on our properties and from borrowings on our line-of-credit facility. We have increased our secured fixed rate mortgage debt from $77.6 million at the beginning of 2005 to $233.3 million at March 31, 2006. Also, we have drawn on our line-of-credit beginning in November 2005 and have an outstanding balance of $26.5 million at March 31, 2006. Our weighted-average interest rate on our fixed rate mortgages was 5.80% and 5.77% as of March 31, 2006 and 2005, respectively. Our interest rate on our line-of-credit facility was 5.99% and 5.57% as of March 31, 2006 and 2005, respectively.
Amortization of deferred financing fees was $203,000 in 2006 and $110,000 in 2005. The increase was due to the amortization of financing fees related to our revolving line-of-credit agreement acquired in the fourth quarter of 2005, from fixed rate debt placed on our acquired properties, and from fixed rate debt placed on certain of our same properties during the first quarter of 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds to acquire properties and to pay for operating expenses, dividends, and other expenditures directly associated with our properties, such as:
•	acquisition costs, deposits on properties and purchases of properties;

•	recurring maintenance, repairs and other operating expenses necessary to maintain our properties;

•	property taxes, state and local tax assessments, and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions; and

•	general and administrative expenses.
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided from borrowings and cash provided by operations.
Our current mortgage debt obligations are set forth below:

		Balance as of
Lender	Collateral	March 31, 2006
		(In Millions)
CW Capital	Bakersfield DEA property	$1.4
CW Capital	Baton Rouge VA property	4.8
LaSalle Bank/GEMSA	Charleston SSA property	13.5
LaSalle Bank/GEMSA	Clarksburg GSA property	8.0
	Charleston Federal
CW Capital	Courthouse property	14.4
Capital Realty	College Park FDA property	16.2
Key Bank	Dallas SSA property	6.2
Bank of America	Kingsport SSA property	2.2
Wachovia Bank	Lenexa FDA property	7.8
PNC Bank	Martinsburg IRS property	19.6
Bank of New York	Parkersburg BPD property	31.8
PNC Bank	Pittsburgh FBI property	20.4
Nomura Credit	Pittsburgh USCIS property	7.8
Wachovia Bank	Portland property	39.1
Northwestern Mutual	Sterling DEA property	15.4
J.P. Morgan Chase	Riverside County property	8.9
Merrill Lynch	Vicksburg property	14.4

Premium on mortgage debt (Sterling DEA property)		1.4

Total – Mortgage Notes Payable		$233.3

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
We obtained financing related to the acquisition of our Parkersburg BPD property in March 2005 through a combined $31.8 million loan from the Bank of New York, which matures on March 15, 2021. The loan is comprised of two notes totaling $26.8 million and $5.0 million, respectively. The unpaid principal balance of the $26.8 million note bears interest at a rate of 5.40% per annum. Monthly payments were interest only through the date of completion of the Parkersburg expansion completed on March 15, 2006. Hereafter monthly payments are amortized on a 25-year schedule, with a balloon payment due March 15, 2021. The $5.0 million note bears interest at 5.75% with interest payments due monthly and principal due March 15, 2021.
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
We financed the acquisition of our Sterling DEA property in June 2005 through the assumption of the seller’s loan of $15.8 million loan from Northwestern Mutual, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 7.98% per annum. Monthly payments are amortized on a 20-year schedule, with a balloon payment due March 1, 2020. We recorded a premium of $1,482,178 related to the above market interest rate on the assumed debt. Amortization of this premium will be included in interest expense on the consolidated statement of operations.
We financed the acquisition of our Riverside County property in February 2006 through the assumption of the seller’s loan of $8.9 million loan from J.P. Morgan Chase, which matures on December 1, 2014. The unpaid principal balance of the note bears interest at a rate of 5.79% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due December 1, 2014.
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
In May 2005, the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings that are expected to occur in the fourth quarter of 2006. The period of time over which the Company expects to hedge its continued exposure to variability in future cash flows for the forecasted transactions is approximately seven months.
We entered into a $50 million revolving credit facility in November 2005 led by Wachovia Capital Markets, LLC. Wachovia Bank, N.A. serves as administrative agent. In April 2006, the maximum borrowing level of the credit facility was increased to $65 million. This credit facility replaced the Company’s prior $50 million revolving credit agreement led by First National Bank of Omaha which also is participating in the new credit facility. The term of the credit facility is for three years and may be extended for one additional year. The amount available to be borrowed under the credit facility is based upon the combined value of certain collateral properties. The initial pool of collateral includes the Niagara Center, Buffalo SSA and Mineral Wells BPD properties. The credit facility will provide us funding for future acquisitions and facilitate additional capitalization.
Borrowings under the credit facility bear interest at a rate equal to either (a) a base rate determined by the higher of the Prime Rate or the Federal Funds Rate plus 1/2 of 1%, or (b) an applicable margin, based upon our total indebtedness to total asset value, plus LIBOR. The borrowings on the credit facility are currently priced at LIBOR plus 1.20%. Payments are interest only through the term of the credit facility and are payable at least quarterly.
The credit facility is guaranteed by us and certain of our unencumbered subsidiaries which currently are our Mineral Wells BPD, Buffalo Niagara Center and Buffalo SSA properties. The credit facility contains financial covenants related to maintenance of leverage, fixed charge coverage ratios and tangible net worth and also contains affirmative and negative covenants including, among other things, limitations on certain indebtedness, guarantees of indebtedness, level of cash dividends and other transactions as defined in the agreement.
In April 2006, the Company obtained an additional line-of-credit facility with a maximum borrowing level of $10 million and available through April 2007. The $10 million line-of-credit facility is unsecured and is subject to the covenants described above as related to the $50 million revolving credit facility lead by Wachovia Capital Markets, LLC. Borrowings under this facility bear an interest rate equal to an applicable margin, based upon our total indebtedness to total asset value, plus the three month LIBOR rate. Any borrowings on the credit facility would currently be priced at LIBOR plus 2.20%. Payments are interest only through the term of the credit facility and are payable monthly.
Our long-term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, the costs associated with acquisitions of properties that we pursue and dividend payments to stockholders. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of equity securities, and long-term mortgage indebtedness. Certain of our fixed-rate mortgages require that fully-funded sinking fund reserves be established and maintained for future capital expenditures related to marketing, tenant improvements or leasing commissions. We periodically evaluate requirements for future capital expenditures on our properties not covered by mortgage reserve fund provisions. Our intention is and has been to have a funded reserve for such situations available at the time the capital expenditure is expected to be incurred.
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
The following table presents a reconciliation of GAAP to our funds from operations for the periods presented (in thousands, except per share amounts):

	THREE MONTHS
	ENDED
	MARCH 31,
	2006	2005
Net loss	$(805)	$(60)
Adjustments to reconcile to funds from operations:
Real estate depreciation and amortization (a)	3,622	1,315

Funds from operations	$2,817	1,255

Funds from operations per common share	$0.14	$0.06

Weighted average common shares outstanding	20,604	20,540

(a)	Excludes depreciation of non-real estate assets of $19,000 and $7,000 for the three months ended March 31, 2006 and 2005, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
     Market Risk Related to Fixed-Rate Debt
     As of March 31, 2006, our debt included fixed-rate mortgage notes with a carrying value of $231.9 million. Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual March 31, 2006 levels, with all other variables held constant.
     A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $15.0 million at March 31, 2006. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $15.4 million at March 31, 2006.
     As of March 31, 2006, our derivatives, comprised of two forward starting interest rate swap contracts with a notional value of $50 million, had a carrying value of $2.3 million included in other assets. A 100 basis point increase in market interest rates would result in an asset of approximately 5.7 million, a change of $3.4 million in the fair market value of the derivatives at March 31, 2006. A 100 basis point decrease in market interest rates would result in an accounts payable and accrued liability of approximately $1.6 million, a change of $3.9 million in the fair market value of the derivatives at March 31, 2006.
INTEREST RATE SENSITIVITY
     The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our mortgage notes payable by expected maturity date and weighted average interest rate as of March 31, 2006.
INTEREST RATE SENSITIVITY

	2007	2008	2009	2010	2011	THEREAFTER	TOTAL
MORTGAGE NOTES PAYABLE:
Fixed rate amount	$3,450	$4,111	$4,386	$30,564	$4,281	$185,105	$231,897
Weighted-average interest rate	6.02%	5.96%	5.97%	5.56%	6.06%	5.82%	5.80%
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
     Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended March 31, 2006.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
Please refer to our 2005 annual report or Form 10-K for a detailed discussion of risk factors under Part I, Item 1A. Set forth below are certain risks affected by information we received in the first quarter of 2006.
We acquired eight properties for an amount of $123.2 million in 2004, seven properties for an amount of $215.9 million in 2005 and one property for an amount of $18.4 million in the first three months of 2006. Net income from the properties we own has been less than the dividends we have paid to date. We may not be able to generate sufficient cash to pay dividends in the future.
Rent from the U.S. government and other governmental agencies represented approximately 97% of our revenues for the three months of 2006 and 96% for the year ended December 31, 2005. In addition, the U.S. government and other governmental agencies leased 95% of our total leased square feet of property as of March 31, 2006. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure you that we would be able to find another tenant or find one without incurring substantial costs, or that if another tenant were found we would be able to enter into a new lease on favorable terms to us.
We have had historical losses of $0.9 million for the three months ended March 31, 2006 and $2.4 million for the year ended December 31, 2005. As of March 31, 2006, we had an accumulated deficit of $34.8 million, of which $6.3 million was due to accumulated losses and $28.5 million was due to the payment of cash dividends. We cannot assure you that we will not have similar losses in the future.
ITEM 6. EXHIBITS

12.1	Ratio of Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES TRUST, INC.
Date: May 10, 2006	By: /s/ NANCY D. OLSON Nancy D. Olson
Chief Financial Officer and Treasurer
(principal financial officer)