Form 10-Q
period 2006-06-30
GOVERNMENT PROPERTIES TRUST INC
filed 2006-08-09
CIK 1266112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2006, approximately 20.8 million shares of common stock of the registrant were outstanding.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate at cost:
Land	$37,665	$32,800
Buildings and improvements	326,311	280,861
Tenant origination costs	78,513	60,405
Real estate under development	773	16,577
Furniture and equipment	475	456

	443,737	391,099
Accumulated depreciation	(20,956)	(13,295)

	422,781	377,804
Cash and cash equivalents	5,227	4,857
Restricted cash escrows	7,303	16,887
Tenant receivables	8,954	6,873
Notes receivable from tenant	569	603
Deferred costs, net	3,956	4,020
Real estate deposits	—	450
Other assets	4,504	1,583

Total assets	$453,294	$413,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,881	$8,420
Dividends payable	2,336	3,110
Lines of credit	35,080	17,500
Mortgage notes payable	252,480	225,033

Total liabilities	297,777	254,063
Stockholders’ equity:
Common stock ($0.01 par value; 50,000,000 shares authorized, 20,763,136 and 20,721,612 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	206	206
Additional paid-in capital	189,733	189,123
Accumulated deficit	(37,896)	(30,916)
Accumulated other comprehensive income	3,474	601

Total stockholders’ equity	155,517	159,014

Total liabilities and stockholders’ equity	$453,294	$413,077

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Rental income	$11,031	$6,141	$20,831	$10,465
Tenant reimbursements	609	132	1,175	312

Total revenue	11,640	6,273	22,006	10,777
Expenses
Property operations	1,892	1,123	3,703	1,978
Real estate taxes	1,012	569	1,938	1,025
Depreciation and amortization	4,020	2,342	7,661	3,665
General and administrative	1,330	1,201	2,639	2,341

Total expenses	8,254	5,235	15,941	9,009

Operating income	3,386	1,038	6,065	1,768
Other income (expense)
Interest income	111	441	233	1,099
Interest expense	(3,996)	(2,133)	(7,399)	(3,471)
Amortization of deferred financing fees	(225)	(58)	(428)	(168)

Net loss	$(724)	$(712)	$(1,529)	$(772)

Earnings per share (basic and diluted)
Net loss	$(0.04)	$(0.03)	$(0.07)	$(0.04)

Distributions declared per share	$0.1125	$0.15	$0.2625	$0.30

Weighted average shares outstanding (basic and diluted)	20,631	20,573	20,617	20,556

Net loss	$(724)	$(712)	$(1,529)	$(772)
Other comprehensive income (loss)
Unrealized derivative gain (loss) on forward-starting interest rate swaps	1,212	(1,368)	2,873	(1,368)

Comprehensive income (loss)	$488	$(2,080)	$1,344	$(2,140)

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net loss	$(1,529)	$(772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,661	3,665
Amortization of deferred financing fees	428	168
Amortization of premium on mortgage notes payable	(51)	—
Compensation expense	365	362
Changes in assets and liabilities:
Tenant receivables	(2,081)	(1,681)
Restricted cash escrows	414	(2,245)
Other assets	(47)	(698)
Accounts payable and accrued expenses	2,197	288

Net cash provided by (used in) operating activities	7,357	(913)

Investing activities
Expenditures for real estate	(36,849)	(131,098)
Deposits on future real estate purchases	—	(2,829)
Development of real estate assets	(8,937)	(2,571)
Restricted cash escrows	9,170	(15,284)
Note receivable from tenant	34	31
Expenditures for furniture and equipment	(19)	—

Net cash used in investing activities	(36,601)	(151,751)

Financing activities
Financing fees	(364)	(1,457)
Net borrowings under lines of credit	17,580	—
Proceeds from mortgage notes payable	19,950	91,732
Principal payments on mortgage notes payable	(1,328)	(689)
Dividends paid	(6,224)	(6,213)

Net cash provided by financing activities	29,614	83,373

Net increase (decrease) in cash and cash equivalents	370	(69,291)
Cash and cash equivalents, beginning of period	4,857	93,815

Cash and cash equivalents, end of period	$5,227	$24,524

Non-Cash Investing Activity
Accounts payable and accrued expenses included in real estate, net	$2,492	$—

Non-Cash Financing Activity
Assumption of mortgage note payable included in real estate, net	$8,876	$15,753

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Government Properties Trust, Inc., a Maryland corporation (the “Company”), have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2005 Form 10-K. The accompanying condensed consolidated financial statements highlight significant changes to the Notes included in the 2005 Form 10-K and present interim disclosures as required by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.
The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting periods. Our results for the three months and six months ended June 30, 2006 are not necessarily indicative of our results for any future interim period or for the full fiscal year.
2. Nature of Business and Operations
The Company began formal operations with its first property acquisition in December 2002 and, as of June 30, 2006, the Company owned 21 properties located throughout the United States. The Company acquires properties through various operating entities, which are wholly owned by the Company. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company operates in one segment.
3. Common Stock and Earnings Per Share
The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic and diluted loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. The Company had nonvested stock grants of 131,769 and 148,963 shares outstanding during the three months ended June 30, 2006 and 2005, respectively and 134,773 and 165,338 for the six months ended June 30, 2006 and 2005, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
4. Deferred Costs
Deferred costs consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Financing costs	$5,020	$4,656
Accumulated amortization	(1,064)	(636)

	$3,956	$4,020

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
The Company recognizes compensation expense for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is recognized on a straight-line basis over the service period which is typically the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. The Company began issuing restricted shares in 2004. The Company granted 190,045 restricted shares during 2004, 26,198 restricted shares during 2005 and 41,524 restricted shares during the six months ended June 30, 2006 to members of the Board of Directors, employees and consultants. During 2005 there were 184 restricted shares forfeited. The Company recorded compensation expense related to the restricted stock grants of $186,000 and $181,000 for the three months ended June 30, 2006 and 2005, respectively, and $365,000 and $362,000 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there are 742,417 shares available for grant under the Plan.
6. Mortgage Notes Payable and Line-of-Credit
Mortgage notes payable and lines-of-credit consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Mortgage Notes Payable(A),(B),(C)
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.09% to 8.23% per annum, with principal and interest payable monthly through 2026. The weighted average interest rate at June 30, 2006 and December 31, 2005 was 5.83% and 5.80%, respectively.	$251,099	$223,601

Lines of Credit
Line-of-credit with a financial institution for property acquisitions (maximum borrowing level of $65 million and available through November 20, 2008). The weighted average interest rate at June 30, 2006 and December 31, 2005 was equal to 6.84% and 5.57%, respectively. Advances are collateralized by various properties.(D)	$35,080	$17,500

Line-of-credit with a financial institution for property acquisitions (maximum borrowing level of $10 million and available through April 2007). Advances are uncollateralized.(E)	$—	$—

(A)	The mortgages notes payable are subject to various operating covenants. In addition, the Company must periodically fund and maintain escrow accounts, to make future real estate taxes, repairs and maintenance and insurance payments, as well as to fund certain tenant releasing costs. These are included in restricted cash escrows.

(B)	Certain of the Company’s real estate assets have been pledged as collateral for its mortgages notes payable. The amount of gross assets that have been encumbered is $360.5 million and $309.0 million at June 30, 2006 and December 31, 2005, respectively.

(C)	Amounts exclude a premium of $1.4 million at June 30, 2006 and December 31, 2005 related to the above market interest rate on a mortgage assumed.

(D)	This line-of-credit facility was obtained in November 2005 and bears an interest rate equal to either (a) a base rate determined by the higher of the prime rate or the federal funds rate plus 1/2 of 1%, or (b) an applicable margin, based upon the Company’s total indebtedness to total asset value, plus LIBOR. At June 30, 2006 and December 31, 2005, the margin was LIBOR plus 1.40% and LIBOR plus 1.20%, respectively. Payments are interest only through the term and are payable at least quarterly. The line-of-credit facility contains certain covenants including maintenance of leverage, minimum fixed charge coverage ratios, minimum tangible net worth and limitations on certain indebtedness, guarantees and cash dividends. Advances under the line-of-credit totaled $17.58 million for the six months ended June 30, 2006 and $17.5 million during the year ended December 31, 2005. The line-of-credit facility is guaranteed by the Company. The amount of gross assets that have been encumbered is $81.9 million at June 30, 2006 and $81.5 million at December 31, 2005. In April 2006, the maximum borrowing level of the line-of-credit was increased from $50 million to $65 million.

(E)	This line-of-credit facility was obtained in April 2006 and is subject to the covenants described above in Item (D). Borrowings under this facility bear an interest rate equal to an applicable margin, based upon our total indebtedness to total asset value, plus the three month LIBOR rate. Any borrowings on the credit facility would be priced at LIBOR plus 2.40% as of June 30, 2006. Payments are interest only through the term of the credit facility and are payable monthly.
Total interest paid on the mortgage notes payable and lines-of-credit was $3.9 million and $2.2 million for the three months ended June 30, 2006 and 2005, respectively, and $7.4 million and $3.2 million for the six months ended June 30, 2006 and 2005, respectively.
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
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. In the second quarter of 2005, the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings that are expected to occur in the fourth quarter of 2006. Accordingly, the maximum future period of time over which the Company is currently hedging its exposure to variability in future cash flows for forecasted transactions is approximately four months.
As of June 30, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. At June 30, 2006, derivatives with a fair value of $3.5 million were included in other assets. The amounts reported in accumulated other comprehensive income relate to the derivatives described above. Upon the expected settlement of the derivatives in the fourth quarter of 2006, the amount paid or received will be amortized to interest expense over the term of the Company’s hedged debt.
8. Related Party Transactions
Genesis, the sponsor of the initial public offering by the predecessor company Gen-Net Lease Income Trust, Inc., paid the Company $310,000 in June 2006 for previous offering costs pursuant to a conditional agreement between Genesis and the Company.
9. Property Acquisitions
The Company acquired the following properties during the six months ended June 30, 2006 and during the year ended December 31, 2005. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

		Acquisition	Month
Property	Location	Cost	Acquired
	(in thousands)
2005 acquisitions(A):
1201 Lloyd Boulevard (Portland Property)	Portland, OR	$50,653	March
Niagara Center (Buffalo Niagara Center Property)	Buffalo, NY	71,673	May
Social Security Administration (Buffalo SSA Property)	Buffalo, NY	5,435	May
Drug Enforcement Administration (Sterling DEA Property)(B)	Sterling, VA	21,070	June
Internal Revenue Service (Martinsburg IRS Property)(C)	Martinsburg, WV	30,643	July
Social Security Administration (Dallas SSA Property)	Dallas, TX	9,583	September
Army Corps of Engineers (Vicksburg MS Property)	Vicksburg, MS	26,850	November

		$215,907

2006 acquisitions(A):
Riverside County (Riverside Property)(D)	Riverside, CA	$18,415	February
United States Citizenship and Immigration Service (Harlingen USCIS Property)	Harlingen, TX	27,330	May

		$45,745

(A)	In accordance with SFAS 141, the Company allocated the purchase price for these properties to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. Such estimates are subject to refinement as additional valuation information is received. The value of tenant origination costs are amortized over the remaining term of the respective leases.

(B)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $15.8 million. Also included in the acquisition cost is an amount of $1.5 million related to the premium recognized on the above market interest rate on the assumed mortgage.

(C)	Under terms of the existing lease, the federal government has an option to purchase the Martinsburg IRS Property for approximately $24.8 million. Real estate at cost, net of accumulated depreciation of the Martinsburg IRS Property, was $29.7 million at June 30, 2006.

(D)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $8.9 million.
10. Real Estate Development
In March 2006, the Company completed the expansion of the Bureau of Public Debt facility in Parkersburg, West Virginia by an additional 102,000 rentable square feet. The cost of the expansion to the Property is estimated to approximate $22.2 million and has been allocated to buildings and improvements and tenant origination costs in the accompanying Consolidated Balance Sheet as the property was placed into operations on March 15, 2006. At June 30, 2006 and December 31, 2005, approximately $1.6 million and $4.1 million of costs capitalized, respectively, were included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets. At June 30, 2006 the Company held $2.7 million of restricted cash escrows to fund the accrued cost of the expansion.
11. Unaudited Pro Forma Condensed Consolidated Financial Information
The accompanying unaudited Pro Forma Condensed Consolidated Financial Information is presented as if, at January 1, 2005, the Company acquired the properties described in Note 9 — Property Acquisitions and the shares outstanding at June 30, 2006 were also outstanding at January 1, 2005. The properties listed as follows began operations during 2005 and therefore their historical results of operations are included in the Pro Forma Condensed Consolidated Financial Information from the date indicated. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

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
Pro Forma Condensed Consolidated Financial Information
(Unaudited and in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2006	2005
Total revenue	$23,423	$19,328

Net loss	$(1,443)	$(1,708)

Loss per diluted common share	$(0.07)	$(0.08)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements. These forward-looking statements include estimates regarding:
•	our estimated general and administrative expense;

•	our risk mitigation strategy;

•	our policy to reserve for operating expenses and capital costs:

•	our distribution policy;

•	our operating expenses;

•	our adequacy of our available capital for future capital requirements;

•	our capital expenditures; and

•	the impact of changes in interest rates.
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
The following is a discussion of our interim results of operations, financial condition and liquidity and capital resources for the three and six months ended June 30, 2006 compared to the corresponding periods in 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2005 Form 10-K.
OVERVIEW
We primarily invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company solely focused on investing in government-leased properties. We own each of our properties through separate, wholly owned entities. Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the General Services Administration (“GSA”), under long-term leases. At June 30, 2006, we owned 21 primarily GSA-leased properties. These properties are 98% occupied.
CRITICAL ACCOUNTING POLICIES
Refer to our 2005 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include our revenue recognition of related lease agreements, recording of real estate at depreciated cost, allocation of the purchase price of properties we acquire to net tangible and identified intangible assets and derivative instruments. During the first six months of 2006, there were no material changes to our critical accounting policies.
RESULTS OF OPERATIONS
Comparison of three months ended June 30, 2006 to June 30, 2005
Our results of operations for the three months ended June 30, 2006 compared to the same period in 2005 were significantly affected by our acquisitions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”
Our “Same Properties Portfolio” includes the results of twelve properties consisting of approximately 730,000 rentable square feet that were owned for the entire period presented in both years. Our “Total Portfolio” also includes the operating results of the properties we acquired during 2005 and 2006. These nine properties, referred to as “Acquired Properties”, consist of approximately 1,171,000 rentable square feet and are collectively referred to as the “Acquired Properties.”

				Acquired		General &
	Same Properties Portfolio			Properties		Administrative		Total Portfolio
(in thousands)	2006	2005	Change	2006	2005	2006	2005	2006	2005	Change
Revenue:
Rental income	$4,966	$4,312	$654	$6,065	$1,829	$—	$—	$11,031	$6,141	$4,890
Tenant reimbursements and other	213	4	209	396	128	—	—	609	132	477

Total revenue	5,179	4,316	863	6,461	1,957	—	—	11,640	6,273	5,367
Expenses:
Property operations	679	689	(10)	1,213	434	—	—	1,892	1,123	769
Real estate taxes	589	458	131	423	111	—	—	1,012	569	443
Depreciation and amortization	1,516	1,297	219	2,486	1,037	18	8	4,020	2,342	1,678
General and administrative	—	—	—	—	—	1,330	1,201	1,330	1,201	129

Total expenses	2,784	2,444	340	4,122	1,582	1,348	1,209	8,254	5,235	3,019
Operating income(loss)	2,395	1,872	523	2,339	375	(1,348)	(1,209)	3,386	1,038	2,348
Interest income	60	83	(23)	11	15	40	343	111	441	(330)
Interest expense	(1,860)	(1,736)	(124)	(1,643)	(397)	(493)	—	(3,996)	(2,133)	(1,863)
Amortization of deferred financing fees	(54)	(54)	—	(16)	(4)	(155)	—	(225)	(58)	(167)

Net income (loss)	$541	$165	$376	$691	$(11)	$(1,956)	$(866)	$(724)	$(712)	$(12)

Total portfolio rental income revenue increased to $11.0 million in 2006 from $6.1 million in 2005, an increase of $4.9 million. The increase was primarily due to our Acquired Properties. Rental revenue for our Same Properties Portfolio increased $654,000, or 15.2% from the prior period amount. This increase is due to the annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs and additional revenue of approximately $600,000 for our Parkersburg expansion placed into service on March 15, 2006.
Total portfolio tenant reimbursements and other revenue increased to $609,000 in 2006 from $132,000 for 2005, an increase of $477,000. This amount represents the tenants’ reimbursements for real estate tax expense in excess of the real estate tax base amount as defined in their respective lease agreements and other income (primarily parking) earned on the properties. Of the increased amount, $268,000 was due to our Acquired Properties. The remaining increase of $209,000 is for higher real estate tax expense in excess of the real estate tax base amount for our Same Properties Portfolio.
Total portfolio property operations expense increased to $1.9 million in 2006 from $1.1 million in 2005, an increase of $769,000. The increase was primarily due to our Acquired Properties which increased by $779,000 million over the prior year amount.
Total portfolio real estate tax expense increased to $1.0 million in 2006 from $569,000 in 2005, an increase of $443,000. The increase was primarily due to our Acquired Properties which increased $313,000 over the prior year amount. Real estate tax expense for our Same Properties Portfolio increased $131,000, or 28.6% from the prior period amount. This increase was due to increased real estate taxes paid in 2006 as compared to 2005 due to higher real estate valuations for certain of these properties which are reflective of our acquisition cost for the property.
Total portfolio depreciation and amortization expense increased to $4.0 million in 2006 from $2.3 million in 2005. The increase was primarily due to our Acquired Properties. Depreciation and amortization expense for our Same Properties Portfolio increased $219,000, or 16.9% from the prior period amount due to the additional expense from the Parkersburg expansion.
General and administrative expense increased to $1.3 million in 2006 from $1.2 million in 2005. The increase was primarily due to an increase in personnel costs related to our operations and acquisition activities.
Interest income was $111,000 for 2006 and $441,000 for 2005. The decrease was due to a decrease in cash and cash equivalents held during the first quarter of 2006 as compared to 2005.
Interest expense was $4.0 million for 2006 and $2.1 million for 2005. The increase was due primarily to interest costs associated with debt placed on our properties and from borrowings on our line-of-credit facility. We have increased our secured fixed rate mortgage debt from $77.6 million at the beginning of 2005 to $251.1 million at June 30, 2006. Also, we have drawn on our line-of-credit beginning in November 2005 and have an outstanding balance of $35.1 million at June 30, 2006. Our weighted-average interest rate on our fixed rate mortgages was 5.83% and 5.90% as of June 30, 2006 and 2005, respectively. Our interest rate on our line-of-credit facility was 6.84% at June 30, 2006.
Amortization of deferred financing fees was $225,000 in 2006 and $58,000 in 2005. The increase was due to the amortization of financing fees related to our revolving line-of-credit agreement acquired in the fourth quarter of 2005, from fixed rate debt placed on our acquired properties, and from fixed rate debt placed on certain properties of our Same Properties Portfolio during the second quarter of 2005.
Comparison of six months ended June 30, 2006 to June 30, 2005
Our results of operations for the six months ended June 30, 2006 compared to the same period in 2005 are as follows:

				Acquired		General &
	Same Properties Portfolio			Properties		Administrative		Total Portfolio
(in thousands)	2006	2005	Change	2006	2005	2006	2005	2006	2005	Change
Revenue:
Rental income	$9,420	$8,621	$799	$11,411	$1,844	$—	$—	$20,831	$10,465	$10,366
Tenant reimbursements and other	405	184	221	770	128	—	—	1,175	312	863

Total revenue	9,825	8,805	1,020	12,181	1,972	—	—	22,006	10,777	11,229
Expenses:
Property operations	1,357	1,536	(179)	2,346	442	—	—	3,703	1,978	1,725
Real estate taxes	1,177	909	268	761	116	—	—	1,938	1,025	913
Depreciation and amortization	2,858	2,594	264	4,766	1,056	37	15	7,661	3,665	3,996
General and administrative	—	—	—	—	—	2,639	2,341	2,639	2,341	298

Total expenses	5,392	5,039	353	7,873	1,614	2,676	2,356	15,941	9,009	6,932
Operating income(loss)	4,433	3,766	667	4,308	358	(2,676)	(2,356)	6,065	1,768	4,297
Interest income	156	112	44	27	15	50	972	233	1,099	(866)
Interest expense	(3,540)	(3,074)	(466)	(3,056)	(397)	(803)	—	(7,399)	(3,471)	(3,928)
Amortization of deferred financing fees	(108)	(93)	(15)	(31)	(4)	(289)	(71)	(428)	(168)	(260)

Net income (loss)	$941	$711	$230	$1,248	$(28)	$(3,718)	$(1,455)	$(1,529)	$(772)	$(757)

Total portfolio rental income revenue increased to $20.8 million in 2006 from $10.5 million in 2005, an increase of $10.3 million. The increase was primarily due to our Acquired Properties. Rental revenue for our Same Properties Portfolio increased $799,000, or 9.3% from the prior period amount. This increase is due to the annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs and additional revenue of approximately $720,000 for our Parkersburg expansion placed into service on March 15, 2006.

Total portfolio tenant reimbursements and other revenue increased to $1.2 in 2006 from $312,000 for 2005, an increase of $863,000. This amount represents the tenants’ reimbursements for real estate tax expense in excess of the real estate tax base amount as defined in their respective lease agreements and other income (primarily parking) earned on the properties. Of the increased amount, $642,000 was due to our Acquired Properties. The remaining increase of $221,000 is for higher real estate tax expense in excess of the real estate tax base amount for our Same Properties Portfolio.
Total portfolio property operations expense increased to $3.7 million in 2006 from $2.0 million in 2005, an increase of $1.7 million. The increase was primarily due to our Acquired Properties which increased by $1.9 million over the prior year amount. Property operations expense for our Same Properties Portfolio decreased $179,000, or 11.7% from the prior period amount. This decrease was due to a decrease in utilities at our College Park FDA property in the amount of $140,000 as the government assumed the responsibility of paying for utilities on this property beginning at the end of the first quarter of 2005. The remaining decrease is primarily due to decreased franchise taxes for certain of our properties.
Total portfolio real estate tax expense increased to $1.9 million in 2006 from $1.0 million in 2005, an increase of $913,000. The increase was primarily due to our Acquired Properties which increased $645,000 over the prior year amount. Real estate tax expense for our Same Properties Portfolio increased $268,000, or 29.5% from the prior period amount. This increase was due to increased real estate taxes paid in 2006 as compared to 2005 due to higher real estate valuations for certain of these properties which are reflective of our acquisition cost for the property.
Total portfolio depreciation and amortization expense increased to $7.7 million in 2006 from $3.7 million in 2005. The increase was primarily due to our Acquired Properties. Depreciation and amortization expense for our Same Properties Portfolio increased $264,000, or 10.2% from the prior period amount due to the additional expense from the Parkersburg expansion.
General and administrative expense was $2.6 million for 2006 and $2.3 million for 2005. The increase was primarily due to an increase in personnel costs related to our operations and acquisition activities.
Interest income was $233,000 for 2006 and $1.1 million for 2005. The decrease was due to a decrease in cash and cash equivalents held during the first half of 2006 as compared to the first half of 2005.
Interest expense was $7.4 million for 2006 and $3.5 million for 2005. The increase was due primarily to the interest costs associated with debt placed on our properties and from borrowings on our line-of-credit facility. We have increased our secured fixed rate mortgage debt from $77.6 million at the beginning of 2005 to $251.1 million at June 30, 2006. Also, we have drawn on our line-of-credit beginning in November 2005 and have an outstanding balance of $35.1 million at June 30, 2006. Our weighted-average interest rate on our fixed rate mortgages was 5.83% and 5.90% as of June 30, 2006 and 2005, respectively. Our interest rate on our line-of-credit facility was 6.84% at June 30, 2006.
Amortization of deferred financing fees was $428,000 in 2006 and $168,000 in 2005. The increase was due to the amortization of financing fees related to our revolving line-of-credit agreement acquired in the fourth quarter of 2005, from fixed rate debt placed on our acquired properties, and from fixed rate debt placed on certain properties of our Same Properties Portfolio during the first half of 2005.
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
Our current mortgage debt obligations are set forth below:

		Balance as of
Lender	Collateral	June 30, 2006
		(In Millions)
CW Capital	Bakersfield DEA property	$1.4
CW Capital	Baton Rouge VA property	4.8
LaSalle Bank/GEMSA	Charleston SSA property	13.4
LaSalle Bank/GEMSA	Clarksburg GSA property	8.0
	Charleston Federal
CW Capital	Courthouse property	14.4
Capital Realty	College Park FDA property	16.1
Key Bank	Dallas SSA property	6.2
CW Capital	Harlingen USCIS property	19.9
Bank of America	Kingsport SSA property	2.2
Wachovia Bank	Lenexa FDA property	7.8
PNC Bank	Martinsburg IRS property	19.6
Bank of New York	Parkersburg BPD property	31.6
PNC Bank	Pittsburgh FBI property	20.3
Nomura Credit	Pittsburgh USCIS property	7.8
Wachovia Bank	Portland property	39.1
Northwestern Mutual	Sterling DEA property	15.3
J.P. Morgan Chase	Riverside County property	8.8
Merrill Lynch	Vicksburg property	14.4

		251.1
Premium on mortgage debt (Sterling DEA property)		1.4

Total — Mortgage Notes Payable		$252.5

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
We financed the acquisition of our College Park FDA property in October 2004 through the assumption of the seller’s loan of $16.7 million loan from Capital Realty, which matures on October 26, 2026. The unpaid principal balance of the note bears interest at a rate of 6.75% per annum. Payments of principal and interest are made monthly through October 26, 2026.

We financed the acquisition of our Dallas SSA property in September 2005 through an approximately $6.25 million loan from Key Bank, which matures on October 1, 2015. The unpaid principal balance of the note bears interest at a rate of 5.09% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due October 1, 2015.
We financed the acquisition of our Harlingen USCIS property in May 2006 through an approximately $19.9 million loan from CW Capital, which matures on June 1, 2016. The unpaid principal balance of the note bears interest at a rate of 6.266% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due June 1, 2016.
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
We obtained financing related to the acquisition of our Parkersburg BPD property in March 2005 through a combined $31.8 million loan from the Bank of New York, which matures on March 15, 2021. The loan is comprised of two notes totaling $26.8 million and $5.0 million, respectively. The unpaid principal balance of the $26.8 million note bears interest at a rate of 5.40% per annum. Monthly payments were interest only through the date of completion of the Parkersburg expansion on March 15, 2006. Thereafter monthly payments are amortized on a 25-year schedule, with a balloon payment due March 15, 2021. The $5.0 million note bears interest at 5.75% with interest payments due monthly and principal due March 15, 2021.
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
In May 2005, the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings that are expected to occur in the fourth quarter of 2006. The period of time over which the Company expects to hedge its continued exposure to variability in future cash flows for the forecasted transactions is approximately four months.
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
Borrowings under the credit facility bear interest at a rate equal to either (a) a base rate determined by the higher of the Prime Rate or the Federal Funds Rate plus 1/2 of 1%, or (b) an applicable margin, based upon our total indebtedness to total asset value, plus LIBOR. The borrowings on the credit facility are currently priced at LIBOR plus 1.40%. Payments are interest only through the term of the credit facility and are payable at least quarterly.
The Wachovia credit facility is guaranteed by us and certain of our unencumbered subsidiaries which currently are our Mineral Wells BPD, Buffalo Niagara Center and Buffalo SSA properties. The credit facility contains financial covenants related to maintenance of leverage, fixed charge coverage ratios and tangible net worth and also contains affirmative and negative covenants including, among other things, limitations on certain indebtedness, guarantees of indebtedness, level of cash dividends and other transactions as defined in the agreement.
In April 2006, the Company obtained an additional line-of-credit facility through First National Bank of Omaha, N.A. with a maximum borrowing level of $10 million and available through April 2007. The $10 million line-of-credit facility is unsecured and is subject to the covenants described above as related to the revolving credit facility led by Wachovia Capital Markets, LLC. Borrowings under this facility bear an interest rate equal to an applicable margin, based upon our total indebtedness to total asset value, plus the three month LIBOR rate. Any borrowings on the credit facility would currently be priced at LIBOR plus 2.20%. Payments are interest only through the term of the credit facility and are payable monthly.
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
The following table presents a reconciliation of GAAP to our funds from operations for the periods presented (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(724)	$(712)	$(1,529)	$(772)
Adjustments to reconcile to funds from operations:
Real estate depreciation and amortization (a)	4,001	2,334	7,624	3,650

Funds from operations	$3,277	$1,622	$6,095	$2,878

Funds from operations per common share	$0.16	$0.08	$0.30	$0.14

(a)	Excludes depreciation of non-real estate assets of $19,000 and $8,000 for the three months ended June 30, 2006 and 2005, respectively, and $37,000 and $15,000 for the six months ended June 30, 2006 and 2005, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Market Risk Related to Fixed-Rate Debt
As of June 30, 2006, our debt included fixed-rate mortgage notes with a carrying value of $251.1 million. Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual June 30, 2006 levels, with all other variables held constant.
A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $16.0 million at June 30, 2006. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $16.5 million at June 30, 2006.
As of June 30, 2006, our derivatives, comprised of two forward starting interest rate swap contracts with a notional value of $50 million, had a carrying value of $3.5 million included in other assets. A 100 basis point increase in market interest rates would result in an asset of approximately $6.9 million, a change of $3.4 million in the fair market value of the derivatives at June 30, 2006. A 100 basis point decrease in market interest rates would result in an accounts payable and accrued liability of approximately $300,000, a change of $3.8 million in the fair market value of the derivatives at June 30, 2006.
INTEREST RATE SENSITIVITY
The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our mortgage notes payable by expected maturity date and weighted average interest rate as of June 30, 2006.
INTEREST RATE SENSITIVITY
(in thousands)

	2007	2008	2009	2010	2011	THEREAFTER	TOTAL
MORTGAGE NOTES PAYABLE:
Fixed rate amount	$3,915	$4,400	$4,697	$30,736	$4,624	$202,727	$251,099
Weighted-average interest rate	6.01%	5.98%	5.99%	5.57%	6.08%	5.86%	5.83%
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
Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended June 30, 2006.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
Please refer to our 2005 annual report or Form 10-K for a detailed discussion of risk factors under Part I, Item 1A. Set forth below are certain risks affected by information we received in the first half of 2006.
We acquired eight properties for an amount of $123.2 million in 2004, seven properties for an amount of $215.9 million in 2005 and two properties for an amount of $45.7 million in the first six months of 2006. Net income from the properties we own has been less than the dividends we have paid to date. We may not be able to generate sufficient cash to pay dividends in the future.
Rent from the U.S. government and other governmental agencies represented approximately 97% of our revenues for the six months of 2006 and 96% for the year ended December 31, 2005. In addition, the U.S. government and other governmental agencies leased 96% of our total leased square feet of property as of June 30, 2006. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure you that we would be able to find another tenant or find one without incurring substantial costs, or that if another tenant were found we would be able to enter into a new lease on favorable terms to us.
We have had historical losses of $1.5 million for the six months ended June 30, 2006 and $2.4 million for the year ended December 31, 2005. As of June 30, 2006, we had an accumulated deficit of $37.8 million, of which $7.0 million was due to accumulated losses and $30.8 million was due to the payment of cash dividends. We cannot assure you that we will not have similar losses in the future.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Shareholders was held on June 1, 2006. The matters voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:
1.	Election of directors to hold office until the next Annual Meeting of Shareholders:

NOMINEE	FOR	WITHHELD
Jerry D. Bringard	13,038,611	5,375,443
Robert M. Ames	13,234,494	5,179,560
Philip S. Cottone	13,177,442	5,236,612
Robert A. Peck	13,234,594	5,179,460
Thomas D. Peschio	13,226,961	5,187,093
Richard H. Schwachter	13,166,742	5,247,629
There are no directors other than those listed above whose term of office continued after the Annual Meeting.

2.	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2006:

For: 15,151,703	Against: 174,574	Abstain: 498,547	Broker Non-Vote: -0-
ITEM 6. EXHIBITS
12.1	Ratio of Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES TRUST, INC.
Date: August 9, 2006	By: /s/ NANCY D. OLSON

Nancy D. Olson
Chief Financial Officer and Treasurer
(principal financial officer)