Form 10-Q
period 2006-09-30
GOVERNMENT PROPERTIES TRUST INC
filed 2006-11-06
CIK 1266112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, approximately 20.8 million shares of common stock of the registrant were outstanding.

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3
Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2006 and 2005 (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION
Item 1. Not Applicable
Item 1A. Risk Factors	20
Item 2. Not Applicable
Item 3. Not Applicable
Item 4. Not Applicable
Item 5. Not Applicable
Item 6. Exhibits	20
Signatures	21
Ratio of Fixed Charges
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate at cost:
Land	$37,736	$32,800
Buildings and improvements	327,904	280,861
Tenant origination costs	76,656	60,405
Real estate under development	2,115	16,577
Furniture and equipment	475	456

	444,886	391,099
Accumulated depreciation	(25,091)	(13,295)

	419,795	377,804
Cash and cash equivalents	5,685	4,857
Restricted cash escrows	5,286	16,887
Tenant receivables	9,494	6,873
Notes receivable from tenant	552	603
Deferred costs, net	3,856	4,020
Real estate deposits	—	450
Other assets	928	1,583

Total assets	$445,596	$413,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$6,134	$8,420
Dividends payable	2,337	3,110
Lines of credit	35,080	17,500
Mortgage notes payable	251,623	225,033

Total liabilities	295,174	254,063
Stockholders’ equity:
Common stock ($0.01 par value; 50,000,000 shares authorized, 20,773,136 and 20,721,612 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	206	206
Additional paid-in capital	189,918	189,123
Accumulated deficit	(40,725)	(30,916)
Accumulated other comprehensive income	1,023	601

Total stockholders’ equity	150,422	159,014

Total liabilities and stockholders’ equity	$445,596	$413,077

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Rental income	$11,696	$7,822	$32,527	$18,287
Tenant reimbursements	698	442	1,873	754

Total revenue	12,394	8,264	34,400	19,041
Expenses
Property operations	2,017	1,343	5,720	3,322
Real estate taxes	1,017	897	2,955	1,922
Depreciation and amortization	4,135	2,946	11,796	6,611
General and administrative	1,306	1,304	3,945	3,644

Total expenses	8,475	6,490	24,416	15,499

Operating income	3,919	1,774	9,984	3,542
Other income (expense)
Interest income	100	249	333	1,348
Interest expense	(4,269)	(2,755)	(11,668)	(6,226)
Amortization of deferred financing fees	(243)	(67)	(671)	(235)

Net loss	$(493)	$(799)	$(2,022)	$(1,571)

Earnings per share (basic and diluted)
Net loss	$(0.02)	$(0.04)	$(0.10)	$(0.08)

Distributions declared per share	$0.1125	$0.15	$0.375	$0.45

Weighted average shares outstanding (basic and diluted)	20,636	20,578	20,624	20,565

Net loss	$(493)	$(799)	$(2,022)	$(1,571)
Other comprehensive (loss) income
Unrealized derivative (loss) gain on forward-starting interest rate swaps	(2,410)	1,563	462	194

Comprehensive (loss) income	$(2,903)	$764	$(1,560)	$(1,377)

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net loss	$(2,022)	$(1,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,796	6,611
Amortization of deferred financing fees	671	235
Amortization of premium on mortgage notes payable	(75)	(25)
Compensation expense	550	543
Changes in assets and liabilities:
Tenant receivables	(2,621)	(4,131)
Restricted cash escrows	(180)	(2,967)
Other assets	1,078	(245)
Accounts payable and accrued expenses	2,021	3,825

Net cash provided by (used in) operating activities	11,218	2,275

Investing activities
Expenditures for real estate	(36,929)	(170,644)
Deposits on future real estate purchases	—	(300)
Development of real estate assets	(11,578)	(8,277)
Restricted cash escrows	11,781	(15,359)
Note receivable from tenant	50	46
Expenditures for furniture and equipment	(18)	(237)

Net cash used in investing activities	(36,694)	(194,771)

Financing activities
Financing fees	(507)	(1,581)
Net borrowings under lines of credit	17,580	—
Proceeds from mortgage notes payable	19,950	117,582
Principal payments on mortgage notes payable	(2,159)	(1,185)
Dividends paid	(8,560)	(9,321)

Net cash provided by financing activities	26,304	105,495

Net increase (decrease) in cash and cash equivalents	828	(87,001)
Cash and cash equivalents, beginning of period	4,857	93,815

Cash and cash equivalents, end of period	$5,685	$6,814

Non-Cash Investing Activity
Accounts payable and accrued expenses included in real estate, net	$4,220	$2,767

Non-Cash Financing Activity
Assumption of mortgage note payable included in real estate, net	$8,876	$15,753

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
The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting periods. Our results for the three months and nine months ended September 30, 2006 are not necessarily indicative of our results for any future interim period or for the full fiscal year.
2. Nature of Business and Operations
The Company began formal operations with its first property acquisition in December 2002 and, as of September 30, 2006, the Company owned 21 properties located throughout the United States. The Company acquires properties through various operating entities, which are wholly owned by the Company. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company operates in one segment.
3. Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on our results of operations and financial position.
4. Common Stock and Earnings Per Share
The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic and diluted loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. The Company had nonvested stock grants of 134,098 and 143,239 shares outstanding during the three months ended September 30, 2006 and 2005, respectively and 134,546 and 157,035 for the nine months ended September 30, 2006 and 2005, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
5. Deferred Costs
Deferred costs consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Financing costs	$5,163	$4,656
Accumulated amortization	(1,307)	(636)

	$3,856	$4,020

6. Equity Incentive Plan
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
The Company recognizes compensation expense for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is recognized on a straight-line basis over the service period which is typically the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. The Company began issuing restricted shares in 2004. The Company granted 190,045 restricted shares during 2004, 26,198 restricted shares during 2005 and 51,524 restricted shares during the nine months ended September 30, 2006 to members of the Board of Directors, employees and consultants. During 2005 there were 184 restricted shares forfeited. The Company recorded compensation expense related to the restricted stock grants of $185,000 and $181,000 for the three months ended September 30, 2006 and 2005, respectively, and $550,000 and $543,000 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there are 732,417 shares available for grant under the Plan.
7. Mortgage Notes Payable and Line-of-Credit
Mortgage notes payable and lines-of-credit consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Mortgage Notes Payable(A),(B),(C)
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.09% to 8.23% per annum, with principal and interest payable monthly through 2026. The weighted average interest rate at September 30, 2006 and December 31, 2005 was 5.83% and 5.80%, respectively.	$250,268	$223,601

Lines of Credit
Line-of-credit with a financial institution for property acquisitions (maximum borrowing level of $65 million and available through November 20, 2008). The weighted average interest rate at September 30, 2006 and December 31, 2005 was equal to 6.73% and 5.57%, respectively. Advances are collateralized by various properties.(D)	$35,080	$17,500

Line-of-credit with a financial institution for property acquisitions (maximum borrowing level of $10 million and available through April 2007). Advances are unsecured.(E)	$—	$—

(A)	The mortgages notes payable are subject to various operating covenants. In addition, the Company must periodically fund and maintain escrow accounts, to make future real estate taxes, repairs and maintenance and insurance payments, as well as to fund certain tenant releasing costs. These are included in restricted cash escrows.

(B)	Certain of the Company’s real estate assets have been pledged as collateral for its mortgages notes payable. The amount of gross assets that have been encumbered is $360.3 million and $309.0 million at September 30, 2006 and December 31, 2005, respectively.

(C)	Amounts exclude a premium of $1.4 million at September 30, 2006 and December 31, 2005 related to the above market interest rate on a mortgage assumed.

(D)	This line-of-credit facility was obtained in November 2005 and bears an interest rate equal to either (a) a base rate determined by the higher of the prime rate or the federal funds rate plus 1/2 of 1%, or (b) an applicable margin, based upon the Company’s total indebtedness to total asset value, plus LIBOR. At September 30, 2006 and December 31, 2005, the margin was LIBOR plus 1.40% and LIBOR plus 1.20%, respectively. Payments are interest only through the term and are payable at least quarterly. The line-of-credit facility contains certain covenants including maintenance of leverage, minimum fixed charge coverage ratios, minimum tangible net worth and limitations on certain indebtedness, guarantees and cash dividends. Advances under the line-of-

credit totaled $17.58 million for the nine months ended September 30, 2006 and $17.5 million during the year ended December 31, 2005. In addition, the Company has drawn a total of $9.5 million of Letters of Credit during 2006. The line-of-credit facility is guaranteed by the Company. The amount of gross assets that have been encumbered is $82.0 million at September 30, 2006 and $81.5 million at December 31, 2005. In April 2006, the maximum borrowing level of the line-of-credit was increased from $50 million to $65 million.

(E)	This line-of-credit facility was obtained in April 2006 and is subject to the covenants described above in Item (D). Borrowings under this facility bear an interest rate equal to an applicable margin, based upon our total indebtedness to total asset value, plus the three month LIBOR rate. Any borrowings on the credit facility would be priced at LIBOR plus 2.40% as of September 30, 2006. Payments are interest only through the term of the credit facility and are payable monthly.
Total interest paid on the mortgage notes payable and lines-of-credit was $4.3 million and $2.8 million for the three months ended September 30, 2006 and 2005, respectively, and $11.7 million and $6.1 million for the nine months ended September 30, 2006 and 2005, respectively.
8. Derivative Instruments and Hedging Activities
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
In the second quarter of 2005, the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings that are expected to occur in the fourth quarter of 2006. In September 2006, the Company cash settled both forward-starting interest rate swap contracts and received cash in the amount of $1,064,000. Concurrently, the Company entered into a rate lock agreement with a financial institution for mortgage debt financing in the total amount of approximately $55.7 million. The mortgage financings are expected to occur during the fourth quarter of 2006. As a result of a cash settlement, the Company has recorded $41,000 of ineffectiveness which has been reflected as a reduction of interest expense in the 2006 statement of operations. The remaining $1,023,000 continues to be reflected in accumulated other comprehensive income as the forecasted transaction remains probable of occurring.
9. Related Party Transactions
Genesis, the sponsor of the initial public offering by the predecessor company Gen-Net Lease Income Trust, Inc., paid the Company $310,000 in June 2006 for previous offering costs pursuant to a conditional agreement between Genesis and the Company.
10. Property Acquisitions
The Company acquired the following properties during the nine months ended September 30, 2006 and during the year ended December 31, 2005. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

		Acquisition	Month
Property	Location	Cost	Acquired
	(in thousands)
2005 acquisitions(A):
1201 Lloyd Boulevard (Portland Property)	Portland, OR	$50,653	March
Niagara Center (Buffalo Niagara Center Property)	Buffalo, NY	71,673	May
Social Security Administration (Buffalo SSA Property)	Buffalo, NY	5,435	May
Drug Enforcement Administration (Sterling DEA Property)(B)	Sterling, VA	21,070	September
Internal Revenue Service (Martinsburg IRS Property)(C)	Martinsburg, WV	30,643	July
Social Security Administration (Dallas SSA Property)	Dallas, TX	9,583	September
Army Corps of Engineers (Vicksburg MS Property)	Vicksburg, MS	26,850	November

		$215,907

2006 acquisitions(A):
Riverside County (Riverside Property)(D)	Riverside, CA	$18,415	February
United States Citizenship and Immigration Service (Harlingen USCIS Property)	Harlingen, TX	27,330	May

		$45,745

(A)	In accordance with SFAS 141, the Company allocated the purchase price for these properties to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. Such estimates are subject to refinement as additional valuation information is received. The value of tenant origination costs are amortized over the remaining term of the respective leases.

(B)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $15.8 million. Also included in the acquisition cost is an amount of $1.5 million related to the premium recognized on the above market interest rate on the assumed mortgage.

(C)	Under terms of the existing lease, the federal government has an option to purchase the Martinsburg IRS Property for approximately $24.8 million. Real estate at cost, net of accumulated depreciation of the Martinsburg IRS Property, was $29.4 million at September 30, 2006.

(D)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $8.9 million.
11. Real Estate Development
In March 2006, the Company completed the expansion of the Bureau of Public Debt facility in Parkersburg, West Virginia by an additional 102,000 rentable square feet. The cost of the expansion to the Property totaled $22.0 million and has been allocated to buildings and improvements and tenant origination costs in the accompanying Consolidated Balance Sheet as the property was placed into operations on March 15, 2006. At December 31, 2005, approximately $4.1 million of costs capitalized were included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.
12. Unaudited Pro Forma Condensed Consolidated Financial Information
The accompanying unaudited Pro Forma Condensed Consolidated Financial Information is presented as if, at January 1, 2005, the Company acquired the properties described in Note 10 — Property Acquisitions and the shares outstanding at September 30, 2006 were also outstanding at January 1, 2005. The properties listed as follows began operations during 2005 and therefore their historical results of operations are included in the Pro Forma Condensed Consolidated Financial Information from the date indicated. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

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
Pro Forma Condensed Consolidated Financial Information
(Unaudited and in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2006	2005
Total revenue	$35,817	$30,110

Net loss	$(1,936)	$(2,161)

Loss per diluted common share	$(0.09)	$(0.10)

13. Subsequent Events
On October 23, 2006, the Company entered into a definitive merger agreement with Record Realty Trust, an Australian listed property trust (ASX: RRT), whereby a subsidiary of Record Realty Trust will acquire the Company for $10.75 per common share in cash, subject to a potential reduction by an amount not to exceed $0.08 per common share resulting from certain potential contingencies of the Company, and as otherwise provided in the merger agreement. Record Realty Trust is managed by Record Funds Management Limited, a wholly-owned subsidiary of Allco Finance Group (ASX: AFG). The transaction has been unanimously approved by each of the Company’s and Record Realty’s respective boards of directors. Completion of the merger is currently expected to occur during the first quarter of 2007 and is subject to approval by the Company’s stockholders and other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements. These forward-looking statements include estimates regarding:
•	our estimated general and administrative expense;

•	our risk mitigation strategy;

•	our policy to reserve for operating expenses and capital costs:

•	our distribution policy;

•	our operating expenses;

•	our adequacy of our available capital for future capital requirements;

•	our capital expenditures;

•	the impact of changes in interest rates; and

•	the completion of our merger agreement with Record Realty Trust.
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe,” “look to” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.
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
The following is a discussion of our interim results of operations, financial condition and liquidity and capital resources for the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2005 Form 10-K.
OVERVIEW
We primarily invest in single tenant properties under long-term leases to the U.S. government, state governments, local governments, and government-sponsored enterprises. We are a self-managed, self-administered company that has elected to be taxed as a real estate investment trust, or REIT, under the federal tax laws. We believe that we are the only public company solely focused on investing in government-leased properties. We own each of our properties through separate, wholly owned entities. Our business consists of buying and managing recently built or renovated office properties primarily leased to the federal government, acting through the General Services Administration (“GSA”), under long-term leases. At September 30, 2006, we owned 21 primarily GSA-leased properties. These properties are 98% occupied.

CRITICAL ACCOUNTING POLICIES
Refer to our 2005 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include our revenue recognition of related lease agreements, recording of real estate at depreciated cost, allocation of the purchase price of properties we acquire to net tangible and identified intangible assets and derivative instruments. During the first nine months of 2006, there were no material changes to our critical accounting policies.
RESULTS OF OPERATIONS
Comparison of three months ended September 30, 2006 to September 30, 2005
Our results of operations for the three months ended September 30, 2006 compared to the same period in 2005 were significantly affected by our acquisitions in both years. As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”
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

				Acquired		General &
	Same Properties Portfolio			Properties		Administrative		Total Portfolio
(in thousands)	2006	2005	Change	2006	2005	2006	2005	2006	2005	Change
Revenue:
Rental income	$5,231	$4,314	$917	$6,465	$3,508	$—	$—	$11,696	$7,822	$3,874
Tenant reimbursements and other	255	298	(43)	443	144	—	—	698	442	256

Total revenue	5,486	4,612	874	6,908	3,652	—	—	12,394	8,264	4,130
Expenses:
Property operations	716	648	68	1,301	695	—	—	2,017	1,343	674
Real estate taxes	614	685	(71)	403	212	—	—	1,017	897	120
Depreciation and amortization	1,515	1,298	217	2,601	1,639	19	9	4,135	2,946	1,189
General and administrative	—	—	—	—	—	1,306	1,304	1,306	1,304	2

Total expenses	2,845	2,631	214	4,305	2,546	1,325	1,313	8,475	6,490	1,985
Operating income(loss)	2,641	1,981	660	2,603	1,106	(1,325)	(1,313)	3,919	1,774	2,145
Interest income	38	104	(66)	6	24	56	121	100	249	(149)
Interest expense	(1,858)	(1,740)	(118)	(1,816)	(1,015)	(595)	—	(4,269)	(2,755)	(1,514)
Amortization of deferred financing fees	(55)	(54)	(1)	(18)	(6)	(170)	(7)	(243)	(67)	(176)

Net income (loss)	$766	$291	$475	$775	$109	$(2,034)	$(1,199)	$(493)	$(799)	$306

Total portfolio rental income revenue increased to $11.7 million in 2006 from $7.8 million in 2005, an increase of $3.9 million. The increase was primarily due to our Acquired Properties. Rental revenue for our Same Properties Portfolio increased $917,000 or 21.3% from the prior period amount. This increase is due to the annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs and additional revenue of approximately $644,000 for our Parkersburg expansion placed into service on March 15, 2006.
Total portfolio tenant reimbursements and other revenue increased to $698,000 in 2006 from $442,000 for 2005, an increase of $256,000. This amount represents the tenants’ reimbursements for real estate tax expense in excess of the real estate tax base amount as defined in their respective lease agreements and other income (primarily parking) earned on the properties. Of the increased amount, $299,000 was from our Acquired Properties offset by a decrease of $43,000 from our Same Properties Portfolio. The decrease in tenant reimbursements and other revenue from our Same Properties Portfolio is primarily due to lower real estate tax expense reimbursement recognized for our College Park FDA Property during the third quarter of 2006 as compared to the third quarter of 2005.

Total portfolio property operations expense increased to $2.0 million in 2006 from $1.3 million in 2005, an increase of $674,000. The increase was primarily due to our Acquired Properties which increased by $606,000 over the prior year amount.
Total portfolio real estate tax expense increased to $1.0 million in 2006 from $897,000 in 2005, an increase of $120,000. This amount was due to a decrease for our Same Properties Portfolio of $71,000 offset by an increase from our Acquired Properties of $191,000 over the prior year amount. The decrease in real estate tax expense for our Same Properties Portfolio is due to lower real estate taxes recognized on our Parkersburg Property.
Total portfolio depreciation and amortization expense increased to $4.1 million in 2006 from $2.9 million in 2005. The increase was primarily due to our Acquired Properties. Depreciation and amortization expense for our Same Properties Portfolio increased $217,000, or 16.7% from the prior period amount due to the additional expense from the Parkersburg expansion.
General and administrative expense totaled $1.3 million in 2006 and 2005.
Interest income was $100,000 for 2006 and $249,000 for 2005. The decrease was due to a decrease in cash and cash equivalents held during the first quarter of 2006 as compared to 2005.
Interest expense was $4.3 million for 2006 and $2.8 million for 2005. The increase was due primarily to interest costs associated with debt placed on our properties and from borrowings on our line-of-credit facility. We have increased our secured fixed rate mortgage debt from $77.6 million at the beginning of 2005 to $250.3 million at September 30, 2006. Also, we have drawn on our line-of-credit beginning in November 2005 and have an outstanding balance of $35.1 million at September 30, 2006. Our weighted-average interest rate on our fixed rate mortgages was 5.83% and 5.81% as of September 30, 2006 and 2005, respectively. Our interest rate on our line-of-credit facility was 6.73% at September 30, 2006.
Amortization of deferred financing fees was $243,000 in 2006 and $67,000 in 2005. The increase was due to the amortization of financing fees related to our revolving line-of-credit agreement acquired in the fourth quarter of 2005, from fixed rate debt placed on our acquired properties, and from fixed rate debt placed on certain properties of our Same Properties Portfolio during the third quarter of 2005.
Comparison of nine months ended September 30, 2006 to September 30, 2005
Our results of operations for the nine months ended September 30, 2006 compared to the same period in 2005 are as follows:

				Acquired		General &
	Same Properties Portfolio			Properties		Administrative		Total Portfolio
(in thousands)	2006	2005	Change	2006	2005	2006	2005	2006	2005	Change
Revenue:
Rental income	$14,651	$12,935	$1,716	$17,876	$5,352	$—	$—	$32,527	$18,287	$14,240
Tenant reimbursements and other	660	482	178	1,213	272	—	—	1,873	754	1,119

Total revenue	15,311	13,417	1,894	19,089	5,624	—	—	34,400	19,041	15,359
Expenses:
Property operations	2,073	2,184	(111)	3,647	1,138	—	—	5,720	3,322	2,398
Real estate taxes	1,791	1,594	197	1,164	328	—	—	2,955	1,922	1,033
Depreciation and amortization	4,373	3,892	481	7,367	2,694	56	25	11,796	6,611	5,185
General and administrative	—	—	—	—	—	3,945	3,644	3,945	3,644	301

Total expenses	8,237	7,670	567	12,178	4,160	4,001	3,669	24,416	15,499	8,917
Operating income(loss)	7,074	5,747	1,327	6,911	1,464	(4,001)	(3,669)	9,984	3,542	6,442
Interest income	194	216	(22)	33	39	106	1,093	333	1,348	(1,015)
Interest expense	(5,398)	(4,814)	(584)	(4,872)	(1,412)	(1,398)	—	(11,668)	(6,226)	(5,442)
Amortization of deferred financing fees	(163)	(147)	(16)	(49)	(10)	(459)	(78)	(671)	(235)	(436)

Net income (loss)	$1,707	$1,002	$705	$2,023	$81	$(5,752)	$(2,654)	$(2,022)	$(1,571)	$(451)

Total portfolio rental income revenue increased to $32.5 million in 2006 from $18.3 million in 2005, an increase of $14.2 million. The increase was primarily due to our Acquired Properties. Rental revenue for our Same Properties Portfolio increased $1.7 million, or 13.3% from the prior period amount. This increase is due to the annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs and additional revenue of approximately $1.3 million for our Parkersburg expansion placed into service on March 15, 2006.
Total portfolio tenant reimbursements and other revenue increased to $1.9 million in 2006 from $754,000 for 2005, an increase of $1.1 million. This amount represents the tenants’ reimbursements for real estate tax expense in excess of the real estate tax base amount as defined in their respective lease agreements and other income (primarily parking) earned on the properties. Of the increased amount, $941,000 was due to our Acquired Properties. The remaining increase of $178,000 is for higher real estate tax expense in excess of the real estate tax base amount for our Same Properties Portfolio.
Total portfolio property operations expense increased to $5.7 million in 2006 from $3.3 million in 2005, an increase of $2.4 million. The increase was primarily due to our Acquired Properties which increased by $2.5 million over the prior year amount. Property operations expense for our Same Properties Portfolio decreased $111,000, or 5.1% from the prior period amount. This decrease was primarily due to a decrease in utilities at our College Park FDA Property as the tenant assumed the responsibility of paying utilities on this property beginning at the end of the first quarter of 2005.
Total portfolio real estate tax expense increased to $3.0 million in 2006 from $1.9 million in 2005, an increase of $1.0 million. This amount was due to an increase for our Same Properties Portfolio of $197,000 and an increase from our Acquired Properties of $836,000 over the prior year amount.
Total portfolio depreciation and amortization expense increased to $11.8 million in 2006 from $6.6 million in 2005. The increase was primarily due to our Acquired Properties. Depreciation and amortization expense for our Same Properties Portfolio increased $481,000, or 12.4% from the prior period amount primarily due to the additional expense from the Parkersburg expansion.
General and administrative expense was $3.9 million for 2006 and $3.6 million for 2005. The increase was primarily due to an increase in personnel costs related to our operations and acquisition activities.
Interest income was $333,000 for 2006 and $1.3 million for 2005. The decrease was due to a decrease in cash and cash equivalents held during the first half of 2006 as compared to the first half of 2005.
Interest expense was $11.7 million for 2006 and $6.2 million for 2005. The increase was due primarily to the interest costs associated with debt placed on our properties and from borrowings on our line-of-credit facility. We have increased our secured fixed rate mortgage debt from $77.6 million at the beginning of 2005 to $250.3 million at September 30, 2006. Also, we have drawn on our line-of-credit beginning in November 2005 and have an outstanding balance of $35.1 million at September 30, 2006. Our weighted-average interest rate on our fixed rate mortgages was 5.83% and 5.81% as of September 30, 2006 and 2005, respectively. Our interest rate on our line-of-credit facility was 6.73% at September 30, 2006.
Amortization of deferred financing fees was $671,000 in 2006 and $235,000 in 2005. The increase was due to the amortization of financing fees related to our revolving line-of-credit agreement acquired in the fourth quarter of 2005, from fixed rate debt placed on our acquired properties, and from fixed rate debt placed on certain properties of our Same Properties Portfolio during the first half of 2005.

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
Our current mortgage debt obligations are set forth below:

		Balance as of
Lender	Collateral	September 30, 2006
		(In Millions)
CW Capital	Bakersfield DEA property	$1.4
CW Capital	Baton Rouge VA property	4.7
LaSalle Bank/GEMSA	Charleston SSA property	13.4
LaSalle Bank/GEMSA	Clarksburg GSA property	8.0
	Charleston Federal
CW Capital	Courthouse property	14.3
Capital Realty	College Park FDA property	16.0
Key Bank	Dallas SSA property	6.2
CW Capital	Harlingen USCIS property	19.9
Bank of America	Kingsport SSA property	2.2
Wachovia Bank	Lenexa FDA property	7.7
PNC Bank	Martinsburg IRS property	19.6
Bank of New York	Parkersburg BPD property	31.5
PNC Bank	Pittsburgh FBI property	20.2
Nomura Credit	Pittsburgh USCIS property	7.7
Wachovia Bank	Portland property	39.1
Northwestern Mutual	Sterling DEA property	15.2
J.P. Morgan Chase	Riverside County property	8.8
Merrill Lynch	Vicksburg property	14.4

		250.3
Premium on mortgage debt (Sterling DEA property)		1.4

Total — Mortgage Notes Payable		$251.7

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
We financed the acquisition of our Harlingen USCIS property in May 2006 through an approximately $19.9 million loan from CW Capital, which matures on September 1, 2016. The unpaid principal balance of the note bears interest at a rate of 6.266% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due September 1, 2016.
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
We financed the acquisition of our Sterling DEA property in September 2005 through the assumption of the seller’s loan of $15.8 million loan from Northwestern Mutual, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 7.98% per annum. Monthly payments are amortized on a 20-year schedule, with a balloon payment due March 1, 2020. We recorded a premium of $1,482,178 related to the above market interest rate on the assumed debt. Amortization of this premium will be included in interest expense on the consolidated statement of operations.
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
In May 2005, the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings that are expected to occur in the fourth quarter of 2006. In September 2006, the Company cash settled both forward-starting interest rate swap contracts and received cash in the amount of $1,064,000. Concurrently, the Company entered into a rate lock agreement with a financial institution for mortgage debt financing related to our Buffalo Niagara Center and Buffalo SSA properties in the total amount of approximately $55.7 million. The mortgage financings are expected to occur during the fourth quarter of 2006. As a result of a cash settlement, the Company has recorded $41,000 of ineffectiveness which has been reflected as a reduction of interest expense in the 2006 statement of operations. The remaining $1,023,000 continues to be reflected in accumulated other comprehensive income as the forecasted transaction remains probable of occurring.
We entered into a $50 million revolving credit facility in November 2005 led by Wachovia Capital Markets, LLC. Wachovia Bank, N.A. serves as administrative agent. In April 2006, the maximum borrowing level of the credit facility was increased to $65 million. This credit facility replaced the Company’s prior $50 million revolving credit agreement led by First National Bank of Omaha which also is participating in the new credit facility. The term of the credit facility is for three years and may be extended for one additional year. The amount available to be borrowed under the credit facility is based upon the combined value of certain collateral properties. The initial pool of collateral includes the Buffalo Niagara Center, Buffalo SSA and Mineral Wells BPD properties. Upon the mortgage debt financing of the Buffalo Niagara Center and Buffalo SSA properties referred to above, the collateral for the credit facility will include only the Mineral Wells BPD property. The credit facility will provide us funding for future acquisitions and facilitate additional capitalization.
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
In April 2006, the Company obtained an additional line-of-credit facility through First National Bank of Omaha, N.A. with a maximum borrowing level of $10 million and available through April 2007. The $10 million line-of-credit facility is unsecured and is subject to the covenants described above as related to the revolving credit facility led by Wachovia Capital Markets, LLC. Borrowings under this facility bear an interest rate equal to an applicable margin, based upon our total indebtedness to total asset value, plus the three month LIBOR rate. Any borrowings on the credit facility would currently be priced at LIBOR plus 2.40%. Payments are interest only through the term of the credit facility and are payable monthly.
The merger agreement we entered into with Record Realty Trust requires their consent regarding certain capital expenditures, financings, acquisitions and other agreements. Our long-term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, the costs associated with acquisitions of properties that we pursue and dividend payments to stockholders. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of equity securities, and long-term mortgage indebtedness. Certain of our fixed-rate mortgages require that fully-funded sinking fund reserves be established and maintained for future capital expenditures related to marketing, tenant improvements or leasing commissions. We periodically evaluate requirements for future capital expenditures on our properties not covered by mortgage reserve fund provisions. Our intention is and has been to have a funded reserve for such situations available at the time the capital expenditure is expected to be incurred.
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
We intend to pay to our stockholders, within the time periods prescribed by the federal tax laws (in our case by January 31 of the following year), all or substantially all of our annual taxable income, including gains from the sale of real estate and recognized gains on sale of securities. We will continue our policy of making sufficient cash distributions to stockholders for us to maintain REIT status under the federal tax laws and to avoid corporate income and excise tax on undistributed income. All distributions are made at the discretion of our board of directors and depend on our earnings, our financial condition, maintenance of our REIT status and other factors that our board of directors may deem relevant from time to time.
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
The following table presents a reconciliation of GAAP to our funds from operations for the periods presented (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(493)	$(799)	$(2,022)	$(1,571)
Adjustments to reconcile to funds from operations:
Real estate depreciation and amortization (a)	4,116	2,936	11,740	6,586

Funds from operations	$3,623	$2,137	$9,718	$5,015

Funds from operations per common share	$0.18	$0.10	$0.47	$0.24

(a)	Excludes depreciation of non-real estate assets of $19,000 and $10,000 for the three months ended September 30, 2006 and 2005, respectively, and $56,000 and $25,000 for the nine months ended September 30, 2006 and 2005, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Market Risk Related to Fixed-Rate Debt
As of September 30, 2006, our debt included fixed-rate mortgage notes with a carrying value of $250.3 million. Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual September 30, 2006 levels, with all other variables held constant.
A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $15.6 million at September 30, 2006. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $16.1 million at September 30, 2006.
INTEREST RATE SENSITIVITY
The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our mortgage notes payable by expected maturity date and weighted average interest rate as of September 30, 2006.
INTEREST RATE SENSITIVITY
(in thousands)

	2007	2008	2009	2010	2011	THEREAFTER	TOTAL
MORTGAGE NOTES PAYABLE:
Fixed rate amount	$4,142	$4,468	$31,000	$4,418	$4,695	$201,545	$250,268
Weighted-average interest rate	5.98%	5.98%	5.56%	6.07%	6.08%	5.86%	5.83%
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
Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended September 30, 2006.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
Please refer to our 2005 annual report or Form 10-K for a detailed discussion of risk factors under Part I, Item 1A. Set forth below are certain risks affected by information we received during 2006.
We acquired eight properties for an amount of $123.2 million in 2004, seven properties for an amount of $215.9 million in 2005 and two properties for an amount of $45.7 million in the first nine months of 2006. Net income from the properties we own has been less than the dividends we have paid to date. We may not be able to generate sufficient cash to pay dividends in the future.
Rent from the U.S. government and other governmental agencies represented approximately 97% of our revenues for the nine months of 2006 and 96% for the year ended December 31, 2005. In addition, the U.S. government and other governmental agencies leased 96% of our total leased square feet of property as of September 30, 2006. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure you that we would be able to find another tenant or find one without incurring substantial costs, or that if another tenant were found we would be able to enter into a new lease on favorable terms to us.
We have had historical losses of $2.0 million for the nine months ended September 30, 2006 and $2.4 million for the year ended December 31, 2005. As of September 30, 2006, we had an accumulated deficit of $40.7 million, of which $7.5 million was due to accumulated losses and $33.2 million was due to the payment of cash dividends. We cannot assure you that we will not have similar losses in the future.
On October 23, 2006, the Company entered into a definitive merger agreement with Record Realty Trust, an Australian listed property trust (ASX: RRT), whereby a subsidiary of Record Realty Trust will acquire the Company for $10.75 per common share in cash, subject to a potential reduction by an amount not to exceed $0.08 per common share resulting from certain potential contingencies of the Company, and as otherwise provided in the merger agreement. Record Realty Trust is managed by Record Funds Management Limited, a wholly-owned subsidiary of Allco Finance Group (ASX: AFG). The transaction has been unanimously approved by each of the Company’s and Record Realty’s respective boards of directors. Completion of the merger is currently expected to occur during the first quarter of 2007 and is subject to approval by the Company’s stockholders and other customary closing conditions.
There can be no assurances that the merger will be consummated. Risks or uncertainties that could cause results to differ include, but are not limited to, (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to the completion of the merger, including the receipt of required regulatory approvals; (3) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; (4) the ability to recognize the benefits of the merger; and other risks that are set forth in the Company’s SEC filings. Many of the factors that will determine the outcome of the subject matter of this press release are beyond the Company’s ability to control or predict.
In the event that the merger is not consummated, the Company intends to re-examine its strategic alternatives, which may include remaining as an independent entity. There can be no assurances that other strategic alternatives will be available to the Company and that if the Company remains independent that it will be successful in implementing a plan to remain independent.

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

GOVERNMENT PROPERTIES TRUST, INC.

Date: November 5, 2006	By:	/s/ NANCY D. OLSON
Nancy D. Olson Chief Financial Officer and Treasurer (principal financial officer)