Form 10-K
period 2006-12-31
GOVERNMENT PROPERTIES TRUST INC
filed 2007-03-15
CIK 1266112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2006
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrants most recently completed second quarter) was $194.8 million based upon the reported closing sale price per Common Share of the New York Stock Exchange of $9.49. On March 9, 2007, approximately 20.8 million shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on June 6, 2007 are incorporated into Part III.

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

Our business consists of buying, owning and managing recently built or renovated office properties primarily leased, under long-term leases, to the federal government, acting through the General Services Administration (“GSA”), the federal government’s property management arm. Our portfolio consisted of 22 properties totaling approximately 2.2 million rentable square feet as of December 31, 2006. These properties are 97% occupied and have a weighted-average remaining lease term of approximately 10 years based on the square footage of the properties as of December 31, 2006. Our largest tenants, as a percentage of total leased square feet, as of December 31, 2006 were:

Percentage of
Agency Tenant	Square Feet

Environmental Protection Agency	11.7%
Bureau of Public Debt	10.4%
U.S. Army Corps of Engineers	9.4%
Internal Revenue Service	8.6%
Social Security Administration	8.1%
United States Citizenship and Immigration Services	7.7%

We own each of our properties through separate wholly-owned entities. The credit worthiness of our governmental tenants enables us to use debt to finance a high percentage of the acquisition cost of the properties we buy. Our total debt represented 70% of the historical cost of our assets at the end of 2006.

Recent Developments

Merger Agreement

On October 23, 2006, we entered into an Agreement and Plan of Merger (the “Agreement”) with Record Realty Trust (“RRT”), an Australian listed property trust (ASX: RRT), and Record Realty (US) LLC, a wholly owned subsidiary of RRT (“Merger Sub”). Under the terms of the Agreement, subject to certain terms and conditions, we will be merged with and into Merger Sub (the “Merger”) and our separate corporate existence will cease, with Merger Sub continuing as the surviving company (the “Surviving Company”) and we will be a wholly owned subsidiary of RRT.

At the effective time of the Merger, each outstanding share of our common stock (the “Common Stock”), other than Excluded Shares (as defined in the Agreement), will be cancelled and converted into the right to receive $10.75 in cash, without interest. Our Board of Directors unanimously approved the Agreement on October 23, 2006. Consummation of the Merger is subject to various conditions, including approval of the Merger by our stockholders and other customary closing conditions. A stockholders meeting to approve the Merger has been scheduled for April 4, 2007. We expect to close the transaction during April 2007.

The Agreement contains termination rights, including if our Board of Directors in connection with an unsolicited bona fide Superior Proposal (as defined in the Agreement), changes its recommendation to the shareholders as required by its fiduciary duties under applicable law and provides that, upon the termination of the Agreement, under specified circumstances, we will be required to pay a termination fee to RRT equal to $6.5 million plus expenses not to exceed $2.0 million. Additionally, under specified circumstances, RRT will be required to pay the Company a termination fee of $30.0 million.

Our Board of Directors engaged Wachovia Securities to serve as financial advisor in connection with the Merger. On October 23, 2006, Wachovia delivered an opinion to the Board of Directors that, as of the date of the opinion, the merger consideration was fair, from a financial point of view, to the stockholders of the Company.

Acquisition of the Denver EPA Property

We acquired the Denver EPA property in December 2006 for approximately $91.6 million. The property is a nine story building containing approximately 276,567 square feet of office and retail space. The property also includes an underground parking garage with 225 parking stalls. The Denver EPA property was completed in 2006 and is currently 93% leased to governmental and non-governmental tenants.

We financed the acquisition of our Denver EPA property in December 2006 through an approximately $68.5 million loan from PNC Bank, which matures on January 1, 2017. The unpaid principal balance of the note bears interest at a rate of 6.19% per annum. Accrued interest only payments are due monthly through January 2009. Thereafter, monthly payments are amortized on a 30-year schedule, with a balloon payment due January 1, 2017.

Financing the Buffalo Niagara Center Property and the Buffalo SSA Property

In November 2006, we financed the Buffalo Niagara Center property through an approximately $52.9 million loan from Wachovia Bank, which matures on December 11, 2016. The unpaid principal balance of the note bears interest at a rate of 5.52% per annum. Accrued interest only payments are due monthly through December 11, 2011. From January 11, 2011 through November 11, 2016, monthly payments are amortized on a 30-year schedule, with a balloon payment due December 11, 2016.

In November 2006, we financed the Buffalo SSA property through an approximately $2.8 million loan from Wachovia Bank, which matures on December 11, 2016. The unpaid principal balance of the note bears interest at a rate of 5.52% per annum. Accrued interest only payments are due monthly.

Revolving Line of Credit

In December 2006, we reduced our revolving line of credit from $65 million to $40 million. This reduction in loan size availability decreases our expense for maintenance of the line. We intend to use this credit line for working capital, to finance future acquisitions and deposits on a short-term basis. Our objective is to finance each property with long-term, fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease. This strategy minimizes interest rate risk and should result in consistent and reliable cash flow.

2006 Property Acquisitions

The following table lists the properties we acquired in 2006:

		Acquisition	Month
Property, Amounts in Thousands	Location	Cost	Acquired

Riverside County (Riverside Property)	Riverside, CA	$18,415	February
United States Citizenship and Immigration Service (Harlingen USCIS Property)	Harlingen, TX	27,330	May
Environmental Protection Agency (Denver EPA Property)	Denver, CO	91,597	December

		$137,342

Our Strategy and Objectives

Operational Objectives

Our primary operational objective is to generate funds from operations of our portfolio of properties and to make cash distributions to our stockholders. We focus on the following activities to achieve this objective:

•	Efficiently and effectively managing our portfolio of properties by maximizing revenues and controlling expenses, operating the properties on wealth building life-cycle cost basis, and providing rigorous and consistent property oversight; and when possible;

•	Acquiring additional properties that meet our acquisition criteria;

•	Financing those newly acquired properties with fixed-rate, matched term debt at a lower cost of capital than the capitalization rate of the acquired property;

•	Accessing capital to finance future property acquisitions employing various techniques to do so including the sales of common and preferred stock when doing so is in the best interest of our current stockholders and entering into joint venture arrangements;

•	Opportunistic property sales and redeployment of assets, when advisable.

In the event that the Merger is not consummated, we intend to continue, based on the availability of capital, acquiring properties leased to a variety of governmental entities on a nationwide basis. We expect most of our properties will be leased to the U.S. government under long-term leases. We solicit owners and developers of government-leased properties. We intend to continue to expand our existing relationships with GSA real estate developers, the GSA and various other governmental tenants, owners and developers around the country. We plan to continue to enter into pre-completion purchase agreements with developers to acquire newly developed properties upon completion and occupancy by governmental tenants.

Our acquisition criteria include analyzing not only the in-place leases, but also analyzing the real estate characteristics of the property including location, parking, floor plans and construction quality. We focus on newer properties that have remaining lease terms of ten years or more and located in secondary or tertiary markets. The weighted average age of our properties owned at the end of 2006 was approximately 5.0 years. We also consider, on a case-by-case basis, properties that have been constructed or significantly renovated within five years of our planned acquisition or that are more special use in nature due to specific government requirements or that have remaining lease terms of less than ten years. Special use, “build-to-suit” properties, however, generally must have remaining lease terms of fifteen years or more before we will consider them for acquisition. We believe our focus on newer properties reduces the risk of tenants failing to renew their leases at maturity and increases our ability to re-lease the property if the tenant does not renew. Certain of our fixed-rate mortgages require that fully-funded sinking fund reserves be established and maintained for future capital expenditures related to capital repairs, marketing, tenant improvements or leasing commissions. We periodically evaluate requirements for future capital expenditures on our properties not covered by mortgage reserve fund provisions. Our intention is and has been to have a funded reserve for such situations available at the time the capital expenditure is expected to be incurred.

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

Investment Policies

Our primary investment policies are to:

•	Purchase properties that are primarily leased to the U.S. government, state governments, local governments, and government-sponsored enterprises;

•	Purchase newer, well-located properties that are not special use in nature and have remaining lease terms of ten years or more. We also consider, on a case-by-case basis, newer, well-located properties that are more special use in nature due to specific government requirements if the lease possesses a reasonable probability of renewal;

•	Purchase properties at prices that are at or below appraised values; and

•	Use debt to finance the acquisition cost of the properties that we buy employing up to 75% leverage.

Our board of directors may change our existing investment objectives and policies without stockholder approval.

Acquisition Criteria

In analyzing proposed acquisitions, we evaluate various factors including:

•	The characteristics of the existing lease including the tenant and the intended use, term, type of lease (e.g., net, modified gross, gross), rental rates, base rent escalation if any, adjustment in rents for increases in operating expenses and taxes, and termination and assignment provisions, the essentiality of the function of the tenant, and the probability of lease renewal;

•	The type, size, and design of improvements, their age and condition, the quality of the construction methods and materials, the price per square foot of leased space, and the suitability of the property for alternative uses;

•	The nature of the general location (primary, secondary or tertiary markets), the viability of the sub-market including local demographics and the occupancy of and demand for similar properties in the sub-market area, specifically population and rental trends, and the functionality of the specific site;

•	The base rent, operating expenses, property tax, and state and local taxes, net operating income, price, the capitalization rate, prospective financing terms (amount, rate, term, amortization, loan-to-value ratio, debt service coverage ratio) and the prospective over-all rate of return, leveraged periodic return on equity and the all-in rate of return including the liquidation of the projected residual value;

•	How the prospective acquisition will fit with the existing portfolio to assure sufficient diversity in material investment characteristics;

•	Comparing the terms of the purchase and the existing lease to current market conditions and comparable transactions;

•	The suitability of property for and ability to efficiently lease or sublease any vacant space;

•	The ability of the property to achieve long-term capital appreciation;

•	The prospects for long-range liquidity of the investment in the property;

•	The security methods, techniques and design features of the property in the context of its use;

•	The appraised value of the property, the property’s condition, special engineering reports to evaluate unique characteristics of a property, and Phase I environmental reports; and

•	Our ability to potentially improve the efficiency of the management of the property.

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

Conflicts of Interest Policy

We have adopted a Code of Business Conduct and Ethics that prohibits conflicts of interest between our officers, employees and directors on the one hand, and our company on the other hand, except in compliance with the policy. Waivers of our Code of Business Conduct and Ethics must be disclosed in accordance with New York Stock Exchange (“NYSE”) and Securities and Exchange Commission (“SEC”) requirements. As of December 31, 2006, no waivers have been granted or sought.

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

Employees

We employed 18 employees as of March 1, 2007. None of our employees is represented by a labor union. We consider our employee relations to be good.

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

Risks Related to Our Business and Properties

We may need to raise capital or dispose of properties if the Merger is not consummated.

On October 23, 2006, we entered into an Agreement and Plan of Merger with RRT and Merger Sub. Under the terms of the Agreement, subject to certain terms and conditions, we will be merged with and into Merger Sub and our separate corporate existence will cease, and we will be a wholly owned subsidiary of RRT. Consummation of the Merger is subject to various conditions, including approval of the Merger by the shareholders and other customary closing conditions.

The Agreement contains termination rights, and provides that, upon the termination of the Agreement, under specified circumstances, we will be required to pay a termination fee to RRT equal to $6.5 million plus expenses not to exceed $2.0 million.

If the Merger is not consummated, then we will continue as a stand-alone public company and may be required to pay a termination fee. In the event that the Merger is not consummated, we may have to raise capital or dispose of certain of our properties. There can be no assurance that we will be able to raise capital or dispose of our properties, or if we are able to do so, that it will be on terms favorable to us.

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

During this period of increased prices for properties, we may not be able to acquire additional properties accretively and may elect not to do so. To the extent that we do not acquire properties accretively, we will not be able to grow as contemplated in our business plan.

Our use of debt financing could decrease our cash flow and expose us to risk of default under our debt documents.

Our policy is to use debt to finance, on average, approximately 75% of the acquisition cost of the properties that we buy. As of December 31, 2006, we had approximately $373.6 million of outstanding indebtedness representing 70% of the acquisition cost of properties we owned as of that date.

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

Because our principal tenant is the U.S. government, our properties are presumed to have a higher risk of terrorist attack than similar properties that are leased to non-governmental tenants. Some of our properties could be considered “high profile” targets because of the particular government tenant (e.g., the FBI). Certain losses resulting from terrorist attacks may be uninsurable. Additional terrorism insurance may not be available at a reasonable price or at all.

We depend on the U.S. government for most of our revenues. Any failure by the U.S. government to perform its obligations or renew its leases upon expiration may harm our cash flow and ability to pay dividends.

Rent from local, state and federal governments represented 96% of our revenues for 2006 and 2005. In addition, the government leased 96% of our total leased square feet of property at December 31, 2006. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected property is leased, and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or that if another tenant were found we would be able to enter into a new lease on favorable terms.

An increase in the operating costs of our government-leased properties would harm our cash flow and ability to pay dividends.

Leased properties in which the tenant is wholly responsible for any increases in operating costs that apply to the property are not typical of the leases entered into through the GSA, the principal leasing agency of the federal government. Under present practice, most GSA leases only cover increases in real estate taxes above a base amount. Most GSA leases also increase that portion of the rent applicable to other operating expenses by an agreed upon percentage as measured by the U.S. Department of Labor revised Consumer Price Index (the “CPI”). Typically, operating expenses in these leases do not include insurance cost. To the extent operating costs other than real estate taxes and insurance increase at a rate greater than the specified percentage, our cash flow would be harmed and our ability to pay dividends may be harmed.

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

Restrictive covenants in our loan documents may restrict our operating, acquisition or divestiture activities, which may harm our financial condition and operating results.

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

We have had historical losses of $4.6 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $45.7 million, of which $10.2 million was due to accumulated losses and $35.5 million was due to the payment of cash dividends. We cannot assure you that we will not have similar losses in the future.

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

Our portfolio consisted of 22 properties totaling approximately 2.2 million square feet as of December 31, 2006. These properties are 97% occupied and had a weighted-average remaining lease term of approximately 10 years.

Our portfolio as of December 31, 2006 consisted of the following:

					(in thousands)
					Gross	Lease
					Estimated	Maturity/
		Year Built/	Rented	Rent/	Annualized	Early
Location	Tenant/Occupant	Renovated	Sq. Ft.	Sq. Foot	Rent	Termination	Lease Type

Bakersfield, California	U.S. Drug Enforcement Administration	2000	9,800	$32.39	$317	Nov. 2010/ Nov. 2008	Modified Gross Lease
Baton Rouge, Louisiana	U.S. Veterans Administration	2004	30,000	$24.57	$737	Jun. 2019/ None	Modified Gross Lease
Buffalo, New York (Niagara Center)	U.S. — Various Agencies	2004	248,311	$22.64	$5,621	Jun. 2015/ Jun. 2010	Modified Gross Lease
Buffalo, New York	U.S. Social Security Administration	2003/2005	32,223	$25.78	$831	May 2015/ May 2010	Modified Gross Lease
Charleston, South Carolina	United States Federal Courthouse	1795/1999	44,250	$37.93	$1,679	Jul. 2019/ None	Modified Net Lease

					(in thousands)
					Gross	Lease
					Estimated	Maturity/
		Year Built/	Rented	Rent/	Annualized	Early
Location	Tenant/Occupant	Renovated	Sq. Ft.	Sq. Foot	Rent	Termination	Lease Type

Charleston, West Virginia	U.S. Social Security Administration	1959/1999	90,050	$22.68	$2,042	Dec. 2019/ None	Modified Gross Lease
Clarksburg, West Virginia	U.S. Department of Justice, Drug Enforcement Administration, Federal Bureau of Investigation, Social Security Administration	1998	55,443	$23.69	$1,314	Jan. 2019/ Jan. 2016	Modified Gross Lease
College Park, Maryland	U.S. Food and Drug Administration	2004	65,760	$39.88	$2,623	Aug. 2014/ None	Modified Gross Lease
Dallas, Texas	U.S. Social Security Administration	2005	27,200	$40.23	$1,094	August 2020/ August 2015	Modified Gross Lease
Denver, Colorado	U.S. Environmental Protection Agency	2006	256,893	$29.65	$7,618	Dec. 2016/ None	Modified Gross Lease
Harlingen, Texas	U.S. Citizenship and Immigration Services	1997/2002	127,001	$22.85	$2,902	October 2022/ None	Modified Gross Lease
Kingsport, Tennessee	U.S. Social Security Administration	1999	22,848	$17.66	$403	Oct. 2014/ Oct. 2009	Modified Gross Lease
Lenexa, Kansas	U.S. Food and Drug Administration	1991	53,500	$22.29	$1,192	Jun. 2012/ None	Modified Gross Lease
Martinsburg, West Virginia	U.S. Internal Revenue Service	1996	122,475	$23.88	$2,925	July 2015/ None	Modified Net Lease
Mineral Wells, West Virginia	U.S. Bureau of Public Debt	2003	38,324	$13.61	$521	Sep. 2017/ Sep. 2012	Modified Gross Lease
Parkersburg, West Virginia	U.S. Bureau of Public Debt	2004	182,500	$24.50	$4,471	Mar. 2021/ None	Modified Gross Lease
Pittsburgh, Pennsylvania	U.S. Federal Bureau of Investigation	2001	87,178	$38.17	$3,328	Oct. 2016/ None	Modified Gross Lease

					(in thousands)
					Gross	Lease
					Estimated	Maturity/
		Year Built/	Rented	Rent/	Annualized	Early
Location	Tenant/Occupant	Renovated	Sq. Ft.	Sq. Foot	Rent	Termination	Lease Type

Pittsburgh, Pennsylvania	U.S. Citizenship and Immigration Services	2004	36,153	$34.34	$1,241	Feb. 2014/ None	Modified Gross Lease
Portland, Oregon	U.S. Various Agencies, Integra Telecom	2002	217,508	$24.30	$5,286	Apr. 2015/ None	Modified Gross Leases
Riverside, California	County of Riverside — Department of Child Support Services	1989/1994	117,168	$23.41	$2,743	January 2017/ None	Gross Lease
Sterling, Virginia	U.S. Drug Enforcement Agency	2002	49,692	$45.68	$2,270	Mar. 2020/ None	Modified Gross Lease
Vicksburg, Mississippi	U.S. Army Corps of Engineers	1996	199,404	$17.34	$3,457	July 2016/ None	Modified Gross Lease

			2,113,681	$25.84	$54,615

As used in the table above and throughout this report, “Gross Annualized Rent” is determined by multiplying December 2006 rents by 12 and “Rent Per Square Foot” is determined by dividing the Gross Annualized Rent by the leased square footage of the property.

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

We acquired the Buffalo Niagara Center property in May 2005 for $71.7 million, or approximately $265 per square foot. We financed the acquisition of our Buffalo Niagara Center property in November 2006 through an approximately $52.9 million loan from Wachovia Bank, which matures on December 11, 2016. The unpaid principal balance of the note bears interest at a rate of 5.52% per annum. Accrued interest only payments are due monthly through December 11, 2011. From January 11, 2011 through November 11, 2016, monthly payments are amortized on a 30-year schedule, with a balloon payment due December 11, 2016.

Buffalo, New York.  The Buffalo SSA property is 100% leased by the federal government and is occupied by the SSA, Environmental Protection Agency and the Railroad Retirement Board. The property consists of an approximately 2.3 acre parcel with a single story building containing 32,223 leased square feet of office and related space. The building was completed in 2005.

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

We acquired the Buffalo SSA property in May 2005 for $5.4 million, or approximately $157 per leased square foot. We financed the acquisition of our Buffalo SSA property in November 2006 through an approximately $2.8 million loan from Wachovia Bank, which matures on December 11, 2016. The unpaid principal balance of the note bears interest at a rate of 5.52% per annum. Accrued interest only payments are due monthly.

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

Denver, Colorado.  The Denver EPA property consists of an approximately 1.26 acre parcel with a nine story building containing approximately 276,567 square feet of office and retail space. The property is 90% leased by the federal government and is occupied by the EPA. The property also includes an underground parking garage with 225 parking stalls to be leased exclusively to federal government employees. The Denver EPA property was completed in 2006.

The federal government leases approximately 248,849 square feet, or 90% of the property, pursuant to a modified gross lease, which will expire on December 31, 2016. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

The non-governmental tenants in the building are Starbucks, J.P. Morgan Chase Bank and Heidi’s Brooklyn Deli. Each of these non-governmental tenants has a ten-year firm-term triple-net lease. Non-governmental tenants currently represent 3 percent of the square footage in the building. The non-governmental tenants pay a pro rata share of the basic operating costs of the property which includes maintenance, repairs and management.

We acquired the Denver EPA property in December 2006 for $91.6 million, or approximately $331 per square foot. We financed the acquisition of our Denver EPA property in December 2006 through an approximately

$68.5 million loan from PNC Bank, which matures on January 1, 2017. The unpaid principal balance of the note bears interest at a rate of 6.19% per annum. Accrued interest only payments are due monthly through January 2009. Thereafter, monthly payments are amortized on a 30-year schedule, with a balloon payment due January 1, 2017.

Harlingen, Texas.  The Harlingen USCIS property is 100% leased by the federal government and is occupied by the United States Citizenship and Immigration Services (USCIS). The property is an approximately 10.0 acre parcel with two conjoined buildings. The first building (USCIS I), was completed in January 1997 and consists of a 19,000 square foot, single story building of office and related space. The second building (USCIS II), was completed in 2002 and consists of a 108,001 square foot, two story building of office and related space.

The Harlingen USCIS property is leased pursuant to two modified gross leases, which will expire on January 31, 2018 for the USCIS I building and October 31, 2022 for the USCIS II building. The USCIS I building has an early termination clause on January 31, 2013. The government has the right to assign the leases to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The leases also provide for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

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

Under terms of the existing lease, the federal government has an option to purchase the Martinsburg IRS Property for approximately $24.8 million. Real estate at cost, net of accumulated depreciation of the Martinsburg IRS Property was $29.2 million at December 31, 2006.

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

Parkersburg, West Virginia.  The Parkersburg BPD property is 100% leased by the federal government and is occupied by the BPD. The property consists of an approximately 6.12 acre parcel with a five story building containing 182,500 leased square feet of office and related space. The original building was completed in 2004 and consisted of 80,500 square feet. In March 2006, the Company completed an expansion of the Parkersburg Property by an additional 102,000 square feet bringing the total complex to approximately 182,500 leased square feet.

The Parkersburg BPD property is leased pursuant to a modified gross lease, which will expire on March 31, 2021. The government has the right to assign the lease to any party and be relieved from all obligations under the lease, other than unpaid rent and other liabilities outstanding on the date of the assignment, subject to our prior written consent, which consent may not be unreasonably withheld. A negotiated amount for the building’s operating costs and base year real estate taxes is included in the rent. The government pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to us. The lease also provides for an annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs.

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

Riverside, California.  The Riverside County property consists of an approximately 6.31 acre parcel with three two story buildings containing 117,168 square feet of office space and related space leased by the County of Riverside and is occupied by the County’s Department of Child Support Services. The buildings were completed between 1989 and 1994.

The Riverside County property is leased pursuant to a gross lease, which will expire on January 31, 2017. The County has the right to terminate the lease if state or federal funding for the Department of Child Support Services is reduced by more than 12.5% for two consecutive years. The lease provides for a 3% annual increase in rent.

We acquired the Riverside County property in February 2006 for $18.2 million, or approximately $155 per leased square foot. We financed the acquisition through the assumption of the seller’s loan of $8.9 million from J.P. Morgan Chase, which matures on December 1, 2014. The unpaid principal balance of the note bears interest at a rate of 5.79% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due December 1, 2014.

At the time of the acquisition, the Company and the County of Riverside entered into a lease amendment whereby the term of the lease was extended to eleven years from the date of the closing, or January 31, 2017. Furthermore, the lease amendment provides for the Company to make an additional investment in a major renovation of the Riverside property. Also the lease amendment provides for an increase in rent in the amount of approximately $243,800 per year effective February 1, 2007. The cost of the renovation to this property will be approximately $2.5 million. In connection with this property renovation, the Company has issued a standby letter of credit of $1.0 million which is set to expire upon the completion of the renovations.

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

On January 4, 2007, an action was filed in the District Court of Douglas County, Nebraska, Fourth District Court against us, all of the members of our Board of Directors and Record Realty (US) LLC. The complaint alleges, among other things, that the preliminary proxy statement filed by us in connection with the Merger failed to disclose certain material information. The action seeks damages and equitable relief. On February 27, 2007, counsel to the plaintiff and counsel to the defendants, other than Record Realty (LLC), entered into a Memorandum of Understanding with respect to their agreement in principle to a settlement of this action, subject to the terms and conditions provided for in the Memorandum of Understanding. There can be no assurance, however, that the action will be settled. The defendants believe that the allegations in the complaint have no merit and, in the event the action is not settled, intend to vigorously defend the action. There can be no assurance, however, that the defendants will be successful in defending this action.

The Company is subject to other litigation in the ordinary course of business, none of which is material.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “GPT”. Our stock began trading on the NYSE on January 27, 2004. On March 8, 2007, the reported closing sale price on the NYSE was $10.52, and there were approximately 20.8 million common shares outstanding held by approximately 83 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions per share during 2006 and 2005 are set forth in the table below:

	High	Low	Close	Distribution

2006
Fourth quarter	$10.76	$8.79	$10.60	$0.1125
Third quarter	$9.56	$8.48	$9.02	$0.1125
Second quarter	$9.54	$7.98	$9.49	$0.1125
First quarter	$9.64	$8.11	$9.54	$0.1500
2005
Fourth quarter	$10.14	$8.44	$9.33	$0.1500
Third quarter	$10.50	$9.00	$9.80	$0.1500
Second quarter	$10.20	$9.10	$9.72	$0.1500
First quarter	$10.59	$9.22	$9.96	$0.1500

We intend to distribute to our stockholders all or substantially all of our taxable REIT income each year to comply with the distribution requirements of the federal tax laws and to avoid federal income tax and the nondeductible excise tax. To maintain our status as a REIT, we must distribute to our stockholders an amount at least equal to (i) 90% of our taxable REIT income (determined before the deduction for dividends paid and excluding any net capital gain) plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income less (iii) any excess non-cash income (as determined under the federal tax laws). To the extent not inconsistent with maintaining REIT status, we may retain accumulated earnings of any taxable REIT subsidiaries in those subsidiaries. The Company has determined that the distributions made by the Company in 2006 were considered approximately 25% to be ordinary dividends and approximately 75% to be a return of capital to its stockholders. All distributions prior to 2006 have been considered return of capital to its stockholders.

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

Our board of directors has the power to issue preferred stock or other securities that have distribution rights senior to that of the common stock. Any superior dividend rights could prevent us from paying dividends to the holders of our common stock. The following table summarizes our equity compensation plans as of December 31, 2006:

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	128,109	$0.00	732,417
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	128,109	$0.00	732,417

Item 6.	Selected Financial Data

The following table sets forth our selected historical operating and financial data. The following selected consolidated financial information as of December 31, 2006, 2005, 2004, 2003 and 2002 and for the years then ended were derived from our audited financial statements.

You should read the information below in conjunction with the other financial information and analysis presented in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Revenue
Rental income	$44,379	$26,877	$9,091	$2,812	$—
Tenant reimbursements and other	2,818	1,323	367	—	—

Total net revenue	47,197	28,200	9,458	2,812	—
Expenses
Property operations	7,795	4,883	1,850	623	—
Real estate taxes	4,141	2,712	965	238	—
Depreciation and amortization	16,110	9,888	2,650	764	—
General and administrative	6,777	4,960	4,020	441	9

Total expenses	34,823	22,443	9,485	2,066	9

Operating income (loss)	12,374	5,757	(27)	746	(9)
Other income (expense):
Interest income	508	1,522	1,720	22	3
Interest expense	(16,155)	(9,345)	(2,481)	(1,188)	(1)
Expense from issuance and exercise of warrant	—	—	(2,098)	—	—
Amortization of deferred financing fees	(1,338)	(356)	(272)	(9)	—

Loss before income taxes	(4,611)	(2,422)	(3,158)	(429)	(7)
Income tax benefit	—	—	—	—	1

Loss from continuing operations	(4,611)	(2,422)	(3,158)	(429)	(6)

Discontinued operations:
Gain from disposal of property	—	—	314	—	—
Income from operations of disposed property	—	—	100	47	1

Income from discontinued operations	—	—	414	47	1

Net loss	$(4,611)	$(2,422)	$(2,744)	$(382)	$(5)

Earnings per share (basic and diluted):
Loss from continuing operations	$(0.22)	$(0.12)	$(0.16)	$(0.51)	$(0.27)
Income from discontinued operations	—	—	0.02	0.05	0.03

Net loss	$(0.22)	$(0.12)	$(0.14)	$(0.46)	$(0.24)

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Information(1):
Investment in real estate, net	$508,067	$377,804	$155,371	$34,074	$—
Cash and cash equivalents(2)	8,798	21,744	95,918	1,030	2,314
Property held for sale	—	—	—	4,266	4,384
Total assets	530,952	413,077	256,321	42,675	6,880
Lines of credit borrowings	2,600	17,500	—	3,048	338
Mortgage notes payable	374,881	225,033	77,585	26,647	—
Liabilities related to property held for sale	—	—	—	3,195	3,202
Total liabilities	385,284	254,063	83,916	34,896	3,917
Total liabilities and stockholders’ equity	530,952	413,077	256,321	42,675	6,880

	2006	2005	2004	2003	2002
	(In thousands)

Other Information:
Cash flow:
Provided by (used in) operating activity	$14,004	$3,207	$1,401	$(272)	$153
Used in investing activity	$(131,585)	$(224,061)	$(106,275)	$(35,315)	$(4,524)
Provided by financing activity	$114,297	$131,896	$197,927	$34,033	$6,684
Property rentable square footage(1)	2,178	1,557	627	249	—
EBITDA — historical(3)	$28,991	$17,167	$2,659	$1,579	$(5)

(1)	We acquired our first operating property in December 2002.

(2)	Includes restricted cash of $7.2 million, $16.9 million, $2.1 million and $269,000 at December 31, 2006, 2005, 2004 and 2003, respectively.

(3)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe EBITDA is useful to investors as an indicator of our ability to service debt and pay cash distributions. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (GAAP), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

	2006	2005	2004	2003	2002
	(In thousands)

GAAP Reconciliation
Net loss(a)	$(4,611)	$(2,422)	$(2,744)	$(382)	$(5)
Add back (deduct):
Depreciation and amortization	16,109	9,888	2,650	764	—
Interest expense(b)	17,493	9,701	2,753	1,197	1
Income taxes	—	—	—	—	(1)

EBITDA	$28,991	$17,167	$2,659	$1,579	$(5)

(a)	Includes expense from issuance of warrant of $2,098,000 for the year ended December 31, 2004.

(b)	Includes amortization of deferred financing fees of $1.3 million, 356,000, $272,000 and $9,000 for the year ended December 31, 2006, 2005, 2004 and 2003, respectively.

The following table sets forth our selected consolidated quarterly summary of operations for 2006 and 2005.

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Revenue
Rental income	$11,852	$11,696	$11,031	$9,800	$8,590	$7,822	$6,141	$4,324
Tenant reimbursements and other	945	698	609	566	569	442	132	180

Total net revenue	12,797	12,394	11,640	10,366	9,159	8,264	6,273	4,504
Expenses
Property operations	2,075	2,017	1,892	1,811	1,562	1,343	1,123	855
Real estate taxes	1,186	1,017	1,012	926	790	897	569	457
Depreciation and amortization	4,313	4,135	4,020	3,641	3,277	2,946	2,342	1,322
General and administrative	2,833	1,306	1,330	1,309	1,315	1,304	1,201	1,140

Total expenses	10,407	8,475	8,254	7,687	6,944	6,490	5,235	3,774

Operating income	2,390	3,919	3,386	2,679	2,215	1,774	1,038	730
Other income (expense):
Interest income	175	100	111	122	173	249	441	658
Interest expense	(4,487)	(4,269)	(3,996)	(3,403)	(3,119)	(2,755)	(2,133)	(1,338)
Amortization of deferred financing fees	(667)	(243)	(225)	(203)	(120)	(67)	(58)	(110)

Net loss	$(2,589)	$(493)	$(724)	$(805)	$(851)	$(799)	$(712)	$(60)

Earnings per share (basic and diluted):
Net loss	$(0.13)	$(0.02)	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.03)	$(0.00)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business consists of buying, owning and managing recently built or renovated office properties primarily leased, under long-term leases, to the federal government, acting through the General Services Administration (“GSA”), the federal government’s property management arm. Our portfolio consisted of 22 properties totaling approximately 2.2 million rentable square feet as of December 31, 2006. These properties are 97% occupied and have a weighted-average remaining lease term of approximately 10 years. Our largest tenants, as a percentage of total leased square feet, as of December 31, 2006 were:

Percentage of
Agency Tenant	Square Feet

Environmental Protection Agency	11.7%
Bureau of Public Debt	10.4%
U.S. Army Corps of Engineers	9.4%
Internal Revenue Service	8.6%
Social Security Administration	8.1%
United State Citizenship and Immigration Services	7.7%

We own each of our properties through separate wholly-owned entities. The credit worthiness of our governmental tenants enables us to use debt to finance a higher percentage of the acquisition cost of the properties we buy. Our total debt represented 70% of the historical cost of our assets at the end of 2006. We intend to continue financing future acquisitions with a combination of cash, common stock, long-term fixed-rate debt and short-term credit lines. We intend to use our credit lines to finance acquisitions and deposits on a short-term basis. Our objective is to finance each property with long-term fixed-rate debt whose maturity matches or exceeds, to the extent possible, the remaining term of the lease. This strategy minimizes interest rate risk and should result in more consistent and reliable cash flow.

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

On October 23, 2006, we entered into an Agreement and Plan of Merger (the “Agreement”) with Record Realty Trust (“RRT”) and Record Realty (US) LLC, a wholly owned subsidiary of RRT (“Merger Sub”). Under the terms of the Agreement, subject to certain terms and conditions, we will be merged with and into Merger Sub (the “Merger”) and our separate corporate existence we will cease, with Merger Sub continuing as the surviving company (the “Surviving Company”) and will be a wholly owned subsidiary of RRT.

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

Derivative Instruments

The Company measures derivative instruments at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated and qualifying as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.

Results of Operations

We commenced operations in December 2002 when we acquired our first property. Prior to December 2002, our operations were limited to pursuing property acquisitions. From 2003 through 2006, we acquired 22 properties consisting of approximately 2.1 million rentable square feet and sold one property consisting of 70,000 rentable square feet. In March 2006, we also completed an expansion of the Parkersburg Property by an additional 102,000 square feet. The following table presents the number of properties we acquired each year and total amount of rentable square feet associated with these acquisitions.

	No. of	Rentable
	Properties	Square Feet

2003	4	178,000
2004	8	449,000
2005	7	930,000
2006	3	521,000

Total property acquisitions	22	2,078,000

Our results of operations for the year ended December 31, 2006 compared to the same period in 2005 were significantly affected by our acquisitions in both years. As a result, our results are not comparable from period to period. Therefore, in the following table, we have also separately presented the results of our “Same Properties Portfolio.”

Our “Same Properties Portfolio” includes the results of twelve properties consisting of approximately 730,000 rentable square feet that were owned for the entire period presented in both years. Our “Total Portfolio” also includes the operating results of the properties we acquired during 2005 and 2006. These ten properties, referred to as “Acquired Properties”, consist of approximately 1,451,000 rentable square feet and are collectively referred to as the “Acquired Properties.”

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

				Acquired		General &
	Same Properties Portfolio			Properties		Administrative		Total Portfolio
	2006	2005	Change	2006	2005	2006	2005	2006	2005	Change
	(In thousands)

Revenue:

Rental income	$19,660	$17,035	$2,625	$24,719	$9,842	$—	$—	$44,379	$26,877	$17,502

Tenant reimbursements and other	928	869	59	1,890	454	—	—	2,818	1,323	1,495

Total revenue	20,588	17,904	2,684	26,609	10,296	—	—	47,197	28,200	18,997

Expenses:

Property operations	2,786	2,824	(38)	5,009	2,059	—	—	7,795	4,883	2,912

Real estate taxes	2,396	2,095	301	1,745	617	—	—	4,141	2,712	1,429

Depreciation and amortization	5,845	5,204	641	10,189	4,642	75	42	16,109	9,888	6,222

General and administrative	—	—	—	—	—	6,778	4,960	6,778	4,960	1,817

Total expenses	11,027	10,123	904	16,943	7,318	6,853	5,002	34,823	22,443	12,380

Operating income(loss)	9,561	7,781	1,780	9,666	2,978	(6,853)	(5,002)	12,374	5,757	6,617

Interest income	226	327	(101)	43	74	239	1,121	508	1,522	(1,014)

Interest expense	(7,252)	(6,541)	(711)	(7,229)	(2,674)	(1,674)	(130)	(16,155)	(9,345)	(6,810)

Amortization of deferred financing fees	(219)	(201)	(18)	(71)	(24)	(1,048)	(131)	(1,338)	(356)	(982)

Net income (loss)	$2,316	$1,366	$950	$2,409	$354	$(9,336)	$(4,142)	$(4,611)	$(2,422)	$(2,189)

Total portfolio rental income revenue increased to $44.4 million in 2006 from $26.9 million in 2005, an increase of $17.5 million. The increase was primarily due to our Acquired Properties. Rental revenue for our Same Properties Portfolio increased $2.6 million, or 15.4% from the prior period amount. This increase is due to the annual CPI-measured inflation adjustment in the portion of rent attributable to operating costs and additional revenue of approximately $2.4 million for our Parkersburg expansion placed into service on March 15, 2006.

Total portfolio tenant reimbursements and other revenue increased to $2.8 million in 2006 from $1.3 million for 2005, an increase of $1.5 million. This amount represents the tenants’ reimbursements for real estate tax expense in excess of the real estate tax base amount as defined in their respective lease agreements and other income (primarily parking) earned on the properties. Of the increased amount, $1.4 million was due to our Acquired

Properties. The remaining increase of $100,000 is for higher real estate tax expense in excess of the real estate tax base amount for our Same Properties Portfolio.

Total portfolio property operations expense increased to $7.8 million in 2006 from $4.9 million in 2005, an increase of $2.9 million. The increase was primarily due to our Acquired Properties which increased by the same $2.9 million over the prior year amount.

Total portfolio real estate tax expense increased to $4.1 million in 2006 from $2.7 million in 2005, an increase of $1.4 million. This amount was due to an increase for our Same Properties Portfolio of $300,000 and an increase from our Acquired Properties of $1.1 million over the prior year amount.

Total portfolio depreciation and amortization expense increased to $16.1 million in 2006 from $9.9 million in 2005. The increase was primarily due to our Acquired Properties. Depreciation and amortization expense for our Same Properties Portfolio increased $641,000, or 12.3% from the prior period amount primarily due to the additional expense from the Parkersburg expansion.

General and administrative expense was $6.8 million for 2006 and $5.0 million for 2005. The increase was primarily due to an increase in professional fees and costs associated with the Company’s strategic alternatives evaluation commenced in May 2006 and the definitive merger agreement with Record Realty Trust announced in October 2006.

Interest income was $508,000 for 2006 and $1.5 million for 2005. The decrease was due to a decrease in cash and cash equivalents held during 2006 as compared to 2005.

Interest expense was $16.2 million for 2006 and $9.3 million for 2005. The increase was due primarily to the interest costs associated with debt placed on our properties and from borrowings on our line-of-credit facility. We have increased our secured fixed rate mortgage debt from $77.6 million at the beginning of 2005 to $374.9 million at December 31, 2006. Also, we have drawn on our line-of-credit beginning in November 2005. Our weighted-average interest rate on our fixed rate mortgages was 5.85% and 5.80% as of December 31, 2006 and 2005, respectively. Our interest rate on our line-of-credit facility was 6.75% and 5.57% December 31, 2006 and 2005, respectively.

Amortization of deferred financing fees was $1.3 million in 2006 and $356,000 in 2005. The increase was due to the amortization of financing fees related to our revolving line-of-credit agreement amended in the fourth quarter of 2006 and from fixed rate debt placed on our properties.

The following table presents a comparison of our operating results for the years ended December 31, 2005 and 2004.

			Increase
	2005	2004	(Decrease)

Revenue
Rental income	$26,877	$9,091	$17,786
Tenant reimbursements and other	1,323	367	956

Total net revenue	28,200	9,458	18,742
Expenses
Property operations	4,883	1,850	3,033
Real estate taxes	2,712	965	1,747
Depreciation and amortization	9,888	2,650	7,238
General and administrative	4,960	4,020	940

Total expenses	22,443	9,485	12,958

Operating income (loss)	5,757	(27)	5,784
Other income (expense):
Interest income	1,522	1,720	(199)
Interest expense	(9,345)	(2,481)	(6,863)
Expense from issuance and exercise of warrant	—	(2,098)	2,098
Amortization of deferred financing fees	(356)	(272)	(84)

Loss from continuing operations	(2,422)	(3,158)	736

Discontinued operations:
Gain from disposal of property	—	314	(314)
Income from operations of disposed property	—	100	(100)

Income from discontinued operations	—	414	(414)

Net loss	$(2,422)	$(2,744)	$322

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Rental revenue  Rental revenue was $26.9 million for the year ended December 31, 2005 and $9.1 million for the year ended December 31, 2004. The increase was due to our acquisition of seven additional properties during 2005 and the impact of receiving a full year of rental income on the eight properties we acquired in 2004.

Tenant reimbursements and other  Tenant reimbursements and other revenue was $1.3 million for 2005 and $367,000 for 2004. This amount represents the tenant’s reimbursement for the real estate tax expense in excess of the real estate tax base amount as defined in the respective lease agreement and other income, primarily parking revenue, earned on the properties. The increase was due to both our acquisition of additional properties during 2005 and 2004 and an increase in real estate taxes paid in 2005 as compared to 2004 for properties held more than one year.

Property operations expense  Property operations expense was $4.9 million for the year ended December 31, 2005 and $1.9 million for the year ended December 31, 2004. The increase was due to the expansion of our operations from four properties owned at the beginning of 2004 to nineteen properties held at the end of 2005.

Real estate tax expense  Real estate tax expense was $2.7 million for the year ended December 31, 2005 and $965,000 for the year ended December 31, 2004. The increase was due to the expansion of our operations from four properties owned at the beginning of 2004 to nineteen properties held at the end of 2005. Additionally a portion of the increase was due to an increase in real estate taxes paid in 2005 as compared to 2004 for properties held more than one year.

Depreciation and amortization expense  Depreciation and amortization was $9.9 million for the year ended December 31, 2005 and $2.7 million for the year ended December 31, 2004. The increase was due to the expansion of our operations from four properties owned at the beginning of 2004 to nineteen properties held at the end of 2005.

General and administrative expense  General and administrative expense was $5.0 million for the year ended December 31, 2005 and $4.0 million for the year ended December 31, 2004. The increase was due in part to an expansion of our operations and acquisitions staff to enhance our self-management capabilities. The remaining increase is from professional fees incurred in connection with Sarbanes Oxley Section 404 activities.

Interest income  Interest income was $1.5 million for the year ended December 31, 2005 and $1.7 million for the year ended December 31, 2004. The decrease was due to lower balances held during 2005 as compared to 2004 as proceeds raised from our initial public offering of common stock were used to acquire properties during 2005 and 2004.

Interest expense  Interest expense was $9.3 million for the year ended December 31, 2005 and $2.5 million for the year ended December 31, 2004. We have increased our secured fixed rate mortgage debt from $24.7 million at the beginning of 2004 to $225.0 million at the end of 2005. This includes secured loan financings of (i) $29.0 million on the Pittsburgh FBI and Lenexa FDA properties in July 2004, (ii) $16.6 million assumed with the College Park FDA property acquisition in October 2004, (iii) $8.0 million on the Pittsburgh USCIS property in December 2004, (iv) $20.8 million on the Bakersfield DEA, Baton Rouge VA and Charleston Federal Courthouse properties in February 2005, (v) $31.8 million on the Parkersburg BPD property in March 2005, (vi) $39.1 million on the Portland property in April 2005, (vii) $15.7 million assumed with the Sterling DEA property acquisition in June 2005, (viii) $19.6 million on the Martinsburg IRS property in July 2005, (ix) $6.25 million on the Dallas SSA property in September 2005, and (x) $14.4 million on the Vicksburg COE property in November 2005. We also recognized approximately $130,000 in interest expense in 2005 related to advances on our lines of credit.

Expense from issuance and exercise of warrant  In January 2004, we recognized $2.1 million of expense related to the exercise of a warrant to purchase 210,000 shares of our common stock. The warrant was issued to an affiliate of one of the underwriters in our initial public offering which provided a line of credit to us.

Amortization of deferred financing fees  Amortization of deferred financing fees was $356,000 for the year ended December 31, 2005 and $272,000 for the year ended December 31, 2004. The increase was primarily due to the amortization of financing fees from additional secured loan financings.

Gain from disposal of property  In October 2004, we completed the sale of our only non-governmental property which resulted in a gain from disposal of property in the amount of $314,000.

Income from operation of disposed property  Income from operation of disposed property was $100,000 for the year ended December 31, 2004. This represents the operating results for the property sold.

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

Our current mortgage debt obligations are set forth below:

		Balance as of
Lender	Collateral	December 31, 2006
		(In millions)

CW Capital	Bakersfield DEA property	$1.4
CW Capital	Baton Rouge VA property	4.7
Wachovia Bank	Buffalo Niagara Center	52.9
	property
Wachovia Bank	Buffalo SSA property	2.8
LaSalle Bank/GEMSA	Charleston SSA property	13.4
LaSalle Bank/GEMSA	Clarksburg GSA property	7.9
	Charleston Federal
CW Capital	Courthouse property	14.3
Capital Realty	College Park FDA property	15.9
Key Bank	Dallas SSA property	6.2
PNC Bank/Midland	Denver EPA property	68.5
CW Capital	Harlingen USCIS property	19.8
Bank of America	Kingsport SSA property	2.2
Wachovia Bank	Lenexa FDA property	7.7
PNC Bank/Midland	Martinsburg IRS property	19.5
Bank of New York	Parkersburg BPD property	31.3
PNC Bank/Midland	Pittsburgh FBI property	20.1
Nomura Credit	Pittsburgh USCIS property	7.7
Wachovia Bank	Portland property	39.1
PNC Bank/Midland	Riverside County property	8.8
Northwestern Mutual	Sterling DEA property	15.0
Merrill Lynch	Vicksburg property	14.4

		373.6
Premium on mortgage debt (Sterling DEA property)		1.3

Total — Mortgage Notes Payable		$374.9

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

We financed the acquisition of our Buffalo Niagara Center property in November 2006 through an approximately $52.9 million loan from Wachovia Bank, which matures on December 11, 2016. The unpaid principal balance of the note bears interest at a rate of 5.52% per annum. Accrued interest only payments are due monthly through December 11, 2011. From January 11, 2011 through November 11, 2016, monthly payments are amortized on a 30-year schedule, with a balloon payment due December 11, 2016.

We financed the acquisition of our Buffalo SSA property in November 2006 through an approximately $2.8 million loan from Wachovia Bank, which matures on December 11, 2016. The unpaid principal balance of the note bears interest at a rate of 5.52% per annum. Accrued interest only payments are due monthly.

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

We financed the acquisition of our Denver EPA property in December 2006 through an approximately $68.5 million loan from PNC Bank, which matures on January 1, 2017. The unpaid principal balance of the note bears interest at a rate of 6.19% per annum. Accrued interest only payments are due monthly through January 2009. Thereafter, monthly payments are amortized on a 30-year schedule, with a balloon payment due January 1, 2017.

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

We obtained financing related to the acquisition of our Parkersburg BPD property in March 2005 through a combined $31.8 million loan from the Bank of New York, which matures on March 15, 2021. The loan is comprised of two notes totaling $26.8 million and $5.0 million, respectively. The unpaid principal balance of the $26.8 million note bears interest at a rate of 5.40% per annum. Monthly payments are interest only through the date of completion of the Parkersburg expansion on March 15, 2006. Thereafter monthly payments are amortized on a 25-year schedule, with a balloon payment due March 15, 2021. The $5.0 million note bears interest at 5.75% with interest payments due monthly and principal due March 15, 2021.

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

We obtained financing related to the acquisition of our Riverside County property in February 2006 through the assumption of the seller’s loan of $8.9 million from J.P. Morgan Chase, which matures on December 1, 2014. The unpaid principal balance of the note bears interest at a rate of 5.79% per annum. Monthly payments are amortized on a 30-year schedule, with a balloon payment due December 1, 2014.

We financed the acquisition of our Sterling DEA property in June 2005 through the assumption of the seller’s loan of $15.8 million loan from Northwestern Mutual, which matures on March 1, 2020. The unpaid principal balance of the note bears interest at a rate of 7.98% per annum. Payments are made monthly through March 1, 2020. We recorded a premium of approximately $1.5 million related to the above market interest rate on the assumed debt. Amortization of this premium will be included in interest expense on the consolidated statement of operations.

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

In May 2005, the Company entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $50 million to fix a portion of the interest rate associated with the anticipated issuance of future financings which occurred in November 2006. In September 2006, the Company cash settled both forward-starting interest rate swap contracts and received cash in the amount of $1.1 million. As a result of a cash settlement, the Company recorded $41,000 of ineffectiveness which has been reflected as a reduction of interest expense in the 2006 statement of operations. The remaining amount continues to be reflected in accumulated other comprehensive income and is being amortized over the ten year term of the November 2006 Buffalo Niagara Center property and Buffalo SSA property financings as described above.

We entered into a $50 million revolving credit facility in November 2005 led by Wachovia Capital Markets, LLC. Wachovia Bank, N.A. serves as administrative agent. This credit facility replaced the Company’s prior $50 million revolving credit agreement led by First National Bank of Omaha which also is participating in the new credit facility. The term of the credit facility is for three years and may be extended for one additional year. In April 2006, the maximum borrowing level of the line-of-credit was increased to $65 million. In December 2006, the

Company reduced the maximum borrowing level of the line-of-credit to $40 million due to current utilization and the pending merger with Record Realty Trust. The amount available to be borrowed under the credit facility is based upon the combined value of certain collateral properties. The current collateral includes the Mineral Wells BPD property.

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

On October 23, 2006, we entered into an Agreement and Plan of Merger with RRT and Merger Sub. Under the terms of the Agreement, subject to certain terms and conditions, we will be merged with and into Merger Sub and our separate corporate existence will cease, and we will be a wholly owned subsidiary of RRT. Consummation of the Merger is subject to various conditions, including approval of the Merger by the shareholders and other customary closing conditions.

The Agreement contains termination rights, and provides that, upon the termination of the Agreement, under specified circumstances, we will be required to pay a termination fee to RRT equal to $6.5 million plus expenses not to exceed $2.0 million.

If the Merger is not consummated, then we will continue as a stand-alone public company and may be required to pay a termination fee. In the event that the merger is not consummated, we may have to raise capital or dispose of certain of our properties. There can be no assurance that we will be able to raise capital or dispose of our properties, or if we are able to do so, that it will be on terms favorable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

	Less Than			After
(In thousands)	1 Year	2-3 Years	4-5 Years	5 Years	Total

Mortgage notes payable — fixed-rate	$4,292	$36,143	$17,613	$315,502	$373,550

We intend to refinance our mortgage notes payable as they become due or repay them if the related property is being sold. Total interest paid on the mortgage notes payable were $16.2 million and $9.2 million for the year ended December 31, 2006 and 2005, respectively.

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

Inflation

Our GSA leases generally contain provisions designed to mitigate the adverse impact of inflation. These provisions increase rental rates during the terms of the leases by indexed escalations based on the CPI. In addition, our GSA leases generally require the tenant to pay a share of increases in operating expenses and all increases in real estate taxes. This may reduce our exposure to increases in costs and operating expenses resulting from inflation. However, increases in property operating costs above the escalation amount would harm our cash flow and may harm our ability to pay dividends.

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

The following table presents a reconciliation of GAAP to our funds from operations for the periods presented:

	2006	2005	2004
	(In thousands, except share and per share amounts)

Net loss	$(4,611)	$(2,422)	$(2,744)
Adjustments to reconcile to funds from Operations:
Gain from disposal of property	—	—	(314)
Real estate depreciation and amortization(a)	16,034	9,846	2,626

Funds from operations	$11,423	$7,424	$(432)

Funds from operations per common share	$0.55	$0.36	$(0.02)

Weighted average common shares outstanding	20,628,354	20,568,819	19,071,652

(a)	Excludes depreciation of non-real estate assets of $75,000, $42,000, and $24,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Market Risk Related to Fixed-Rate Debt

As of December 31, 2006, our debt included fixed-rate mortgage notes with a carrying value of $373.6 million. Changes in market interest rates on our fixed-rate debt impacts the fair market value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual December 31, 2006 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $24.1 million at December 31, 2006. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $25.4 million at December 31, 2006.

Interest Rate Sensitivity

The following table provides information about our financial instruments that are subject to interest rate sensitivity. The table presents our mortgage notes payable by expected maturity date and weighted average interest rate as of December 31, 2006.

Interest Rate Sensitivity

	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Mortgage notes payable:
Fixed rate amount	$4,292	$4,536	$31,607	$5,282	$12,331	$315,502	$373,550
Weighted-average interest rate	5.97%	5.98%	5.58%	6.09%	5.57%	5.88%	5.85%

Item 8.	Financial Statements and Supplementary Data

See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for the 2007 annual meeting of stockholders scheduled to be held on June 6, 2007.

Our Code of Ethical Business Conduct is located on our website at www.gptrust.com.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for the 2007 annual meeting of stockholders scheduled to be held on June 6, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for the 2007 annual meeting of stockholders scheduled to be held on June 6, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for the 2007 annual meeting of stockholders scheduled to be held on June 6, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for the 2007 annual meeting of stockholders scheduled to be held on June 6, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See “Index to Financial Statements” on page F-1 of this Form 10-K.

(a)(2) Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2006

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

2.1	Agreement and Plan of Merger dated October 23, 2006 by and among Government Properties Trust, Inc., Record Realty Trust and Record Realty (US) LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on October 26, 2006)
3.1	Charter (incorporated by reference to exhibit 3.1 to our registration statement on Form S-11 (file no. 333-109565))
3.2	Bylaws (incorporated by reference to exhibit 3.2 to our registration statement on Form S-11 (file no. 333-109565))
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to our registration statement on Form S-11 (file no. 333-109565))
10.1	2003 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our registration statement on Form S-11 (file no. 333-109565))
10.2	Form of Indemnification Agreement (incorporated by reference to exhibit 10.2 to our registration statement on Form S-11 (file no. 333-109565))
10.3	Chief Executive Officer Employment Agreement (incorporated by reference to exhibit 10.3 to our registration statement on Form S-11 (file no. 333-109565))
10.11	Revolving Credit Agreement dated November 21, 2005 (incorporated by reference to exhibit 10.16 to our Form 8-K filed on November 23, 2005)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer
32.2	Certification of Principal Financial Officer

(b) Exhibits

See (a)(3).

(c) Financial Statement Schedules

See (a)(2).

GOVERNMENT PROPERTIES TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Government Properties Trust, Inc.

We have audited the accompanying consolidated balance sheets of Government Properties Trust, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the management of Government Properties Trust, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Trust, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Government Properties Trust, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Government Properties Trust, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included at Item 9A, that Government Properties Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Government Properties Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Government Properties Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Government Properties Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Government Properties Trust, Inc. and our report dated March 10, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 10, 2007

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(In thousands, except share amounts)

ASSETS
Real estate at cost:
Land	$49,736	$32,800
Buildings and improvements	392,678	280,861
Tenant origination costs	92,888	60,405
Real estate under development	1,695	16,577
Furniture and equipment	474	456

	537,471	391,099
Accumulated depreciation	(29,404)	(13,295)

	508,067	377,804
Cash and cash equivalents	1,573	4,857
Restricted cash escrows	7,225	16,887
Tenant receivables	9,156	6,873
Notes receivable from tenant	635	603
Deferred costs, net	3,662	4,020
Real estate deposits	—	450
Other assets	634	1,584

Total assets	$530,952	$413,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,466	$8,421
Dividends payable	2,337	3,110
Lines of credit	2,600	17,500
Mortgage notes payable	374,881	225,033

Total liabilities	385,284	254,063
Stockholders’ equity:
Common stock ($0.01 par value; 50,000,000 shares authorized, 20,773,136 and 20,721,612 shares issued and outstanding at December 31, 2006 and 2005, respectively)	206	206
Additional paid-in capital	190,103	189,123
Accumulated deficit	(45,652)	(30,916)
Accumulated other comprehensive income	1,011	601

Total stockholders’ equity	145,668	159,014

Total liabilities and stockholders’ equity	$530,952	$413,077

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenue
Rental income	$44,379	$26,877	$9,091
Tenant reimbursements and other	2,818	1,323	367

Total net revenue	47,197	28,200	9,458
Expenses
Property operations	7,795	4,883	1,850
Real estate taxes	4,141	2,712	965
Depreciation and amortization	16,109	9,888	2,650
General and administrative	6,778	4,960	4,020

Total expenses	34,823	22,443	9,485

Operating income (loss)	12,374	5,757	(27)
Other income (expense):
Interest income	508	1,522	1,720
Interest expense	(16,155)	(9,345)	(2,481)
Expense from issuance and exercise of warrant	—	—	(2,098)
Amortization of deferred financing fees	(1,338)	(356)	(272)

Loss from continuing operations	(4,611)	(2,422)	(3,158)

Discontinued operations:
Gain from disposal of property	—	—	314
Income from operations of disposed property	—	—	100

Income from discontinued operations	—	—	414

Net loss	$(4,611)	$(2,422)	$(2,744)

Earnings per share (basic and diluted):
Loss from continuing operations	$(0.22)	$(0.12)	$(0.16)
Income from discontinued operations	—	—	0.02

Net loss	$(0.22)	$(0.12)	$(0.14)

Distributions declared per share	$0.4875	$0.60	$0.60

Weighted average number of shares outstanding	20,628,354	20,568,819	19,071,652

Net loss	$(4,611)	$(2,422)	$(2,744)
Other comprehensive income
Unrealized derivative gain on forward-starting interest rate swaps	463	601	—

Comprehensive loss	$(4,148)	$(1,821)	$(2,744)

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

				Accumulated
		Additional		Other
	Common	Paid In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income	Total

Balance at December 31, 2003	$8,682	$—	$(904)	$—	$7,778
Reclass from change in par value of common stock	(8,672)	8,672	—	—	—
Issuance of common stock	193	176,764	—	—	176,957
Issuance and exercise of warrant	2	2,098	—	—	2,100
Issuance of restricted stock	—	725	—	—	725
Dividends declared	—	—	(12,412)	—	(12,412)
Net loss	—	—	(2,744)	—	(2,744)

Balance at December 31, 2004	205	188,259	(16,060)	—	172,404
Issuance of restricted stock	1	863	—	—	864
Dividends declared	—	—	(12,434)	—	(12,434)
Unrealized derivative gain on forward-starting interest rate swaps	—	—	—	601	601
Net loss	—	—	(2,422)	—	(2,422)

Balance at December 31, 2005	206	189,123	(30,916)	601	159,014
Issuance of restricted stock	—	980	—	—	980
Dividends declared	—	—	(10,125)	—	(10,125)
Unrealized derivative gain on forward-starting interest rate swaps	—	—	—	463	463
Amortization of receipts from settlement of forward starting interest rate swaps	—	—	—	(53)	(53)
Net loss	—	—	(4,611)	—	(4,611)

Balance at December 31, 2006	$206	$190,103	$(45,652)	$1,011	$145,668

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Operating activities
Net loss	$(4,611)	$(2,422)	$(2,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,109	9,888	2,650
Amortization of deferred financing fees	1,338	356	272
Amortization of premium on notes payable	(101)	(51)	—
Amortization of forward starting interest rate swap	(53)	—	—
Expense from issuance and exercise of warrants	—	—	2,098
Compensation expense	735	895	865
Gain from disposal of property	—	—	(314)
Changes in assets and liabilities:
Tenant receivables	(2,283)	(5,371)	(1,170)
Restricted cash escrows	104	(1,447)	(953)
Other assets	1,412	259	(830)
Accounts payable and accrued expenses	1,354	1,100	1,527

Net cash provided by operating activities	14,004	3,207	1,401
Investing activities
Expenditures for real estate	(130,035)	(198,918)	(104,464)
Development of real estate assets	(11,058)	(11,333)	(1,181)
Expenditures for furniture and equipment	(18)	(271)	(151)
Restricted cash escrows	9,558	(13,337)	(881)
Notes receivable from tenant	(32)	63	(553)
Proceeds from sale of real estate	—	—	1,457
Deposits on future real estate purchases	—	(265)	(501)

Net cash used in investing activities	(131,585)	(224,061)	(106,274)
Financing activities
Financing fees	(980)	(3,438)	(1,113)
Net borrowings (repayments) under lines of credit	(14,900)	17,500	(3,048)
Proceeds from mortgage notes payable	144,187	131,982	37,000
Repayments of mortgage note payable — affiliate	—	—	(1,639)
Repayments of advances from affiliate	—	—	(103)
Principal payments on mortgage notes payable	(3,112)	(1,719)	(755)
Net proceeds from sale of common stock	—	—	193,202
Deferred offering costs paid	—	—	(16,161)
Dividends paid	(10,898)	(12,429)	(9,456)

Net cash provided by financing activities	114,297	131,896	197,927

Net (decrease) increase in cash and cash equivalents	(3,284)	(88,958)	93,054
Cash and cash equivalents, beginning of year	4,857	93,815	761

Cash and cash equivalents, end of year	$1,573	$4,857	$93,815

Non-Cash Investing Activity
Accounts payable and accrued expenses included in real estate, net	$—	$4,063	$1,200

Non-Cash Financing Activity
Assumption of mortgage note payable included in real estate, net	$8,876	$15,753	$16,650

See accompanying notes.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company began formal operations with its first property acquisition in December 2002 and, as of December 31, 2006; the Company owned 22 properties located throughout the United States. The Company acquires properties through various operating entities, which are wholly-owned by the Company. The Company operates in one segment.

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

During the year ended December 31, 2006, the Company declared dividends of $0.4875 per common share, which were paid quarterly in the amounts of $0.15 per common share in April and $0.1125 per common share in July, October and January. In 2005 and 2004, the Company declared dividends of $0.60 per common share, which were paid quarterly in the months of April, July, October and January.

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

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company also considers an allocation of purchase price to in-place leases that have a related customer relationship intangible values. Characteristics management considers in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company currently has the U.S. government as its major tenant, but has not yet developed a relationship that it would consider to have any current intangible value.

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

Tenant origination costs, net at December 31, 2006, were approximately $79.2 million. Amortization expense related to tenant origination costs was $7.8 million, $4.6 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004. The weighted average life for these tenant origination costs at December 31, 2006 is approximately 10 years.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization of tenant origination costs at December 31, 2006 is as follows:

(in thousands)
Year Ending December 31	Amount

2007	$9,497
2008	9,478
2009	9,374
2010	8,210
2011	7,185
Thereafter	35,475

$79,219

Amounts allocated to tangible land, building, tenant improvements, equipment and fixtures are based on independent appraisals or our own analysis of comparable properties in the existing portfolio.

All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheet as “Real estate under development.” As each project is completed and becomes available for lease, the total cost of the project is depreciated over the estimated useful life. Interest costs directly related to the development are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. Included in non-cash operating activities is $4.1 million and $1.2 million of real estate under development which is included in accounts payable and accrued expenses at December 31, 2005 and 2004, respectively.

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

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

Allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company had no allowance for doubtful accounts as of December 31, 2006 and 2005.

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

Real Estate Deposits

The Company makes deposits on proposed property purchases. At December 31, 2005, deposits were $450,000 for properties acquired in 2006.

Deferred Costs

Costs incurred in connection with financings, refinancings or debt modifications are capitalized as deferred financing costs and are amortized on the straight-line method, which approximates the level yield method, over the lives of the related loans. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements. Costs incurred prior to the completion of the Offering that directly related to the Offering were deferred and then netted against proceeds received from the Offering.

Rental Revenue

Rental revenue is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable which is included in tenant receivables in the Consolidated Balance Sheets. Rental payments received prior to their recognition as income are classified as rent received in advance which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets. Deferred rent receivables included in tenant receivables in the Consolidated Balance Sheets were $4.6 million and $2.8 million at December 31, 2006 and 2005, respectively.

Derivative Instruments

The Company measures derivative instruments at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated and qualifying as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all other non-owner charges in stockholders’ equity during a period including unrealized gains and losses from fair value adjustments on certain derivative instruments.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 on January 1, 2007. We do not expect the adoption of this standard to have a material effect on our results of operations and financial position.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective beginning in the first quarter of 2006 for all unvested awards. The Company previously adopted the provisions of expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS No. 123. Therefore, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of the Company’s taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. No federal income taxes have been recorded in 2006, 2005 and 2004. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property. The aggregate cost of land and depreciable property, net of accumulated tax depreciation, for federal income tax purposes as of December 31, 2006 and 2005 was approximately $516.7 million and $382.1 million, respectively. For federal income tax purposes, distributions made by the Company in 2006 were considered approximately 25% to be ordinary dividends and approximately 75% to be a return of capital. All distributions prior to 2006 have been considered return of capital.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation between the GAAP net income and taxable income for the Company for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Unaudited)

GAAP net loss	$(4,611)	$(2,422)	$(2,744)
Add: Book amortization	8,046	4,382	1,101
Gain on settlement of Hedge transactions	1,011	—	—
Merger related costs	1,472	—	—
Less: Tax amortization	(2,133)	(1,040)	(367)
Straight-line rent adjustments	(1,712)	(2,793)	(48)
Other book/tax differences, net	61	7	9

Taxable income subject to 90% dividend requirement	$2,134	$(1,866)	$(2,049)

Common Stock and Earnings Per Share

The Company reports earnings per share pursuant to SFAS No. 128, “Earnings Per Share”. Basic loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding during the period. The Company had nonvested stock grants of 133,820, 152,857 and 146,302 shares outstanding during 2006, 2005 and 2004, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.	Deferred Costs

Deferred costs consist of the following at December 31, 2006 and 2005:

	2006	2005
	(In thousands)

Financing costs	$5,636	$4,656
Accumulated amortization	(1,974)	(636)

	$3,662	$4,020

4.	Equity Incentive Plan

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

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, the Company awards restricted stock shares under the 2003 Equity Incentive Plan to members of the Board of Directors and employees. The Company recognizes compensation expense for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation expense is recognized on a straight-line basis over the service period which is typically the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. The Company began issuing restricted shares in 2004. The Company granted restricted shares of 51,524, 26,198 and 190,045 in 2006, 2005 and 2004, respectively, to members of the Board of Directors and employees. During 2005 there were 184 restricted shares forfeited. The Company recorded $735,000, $895,000 and $865,000 of compensation expense related to the restricted stock grants in 2006, 2005 and 2004, respectively. As of December 31, 2006, there are 732,417 shares available for grant under the Plan. A summary of restricted stock as of December 31, 2006, 2005 and 2004 is presented below:

		Weighted Average
	Restricted	Grant-Date
	Share	Fair Value

Unvested restricted stock at December 31, 2003	—	$—
Granted	190,045	13.64
Vested	(16,768)	11.39
Forfeited	—	—

Unvested restricted stock at December 31, 2004	173,277	13.86
Granted	26,198	9.79
Vested	(65,552)	13.08
Forfeited	(184)	10.31

Unvested restricted stock at December 31, 2005	133,739	13.45
Granted	51,524	9.06
Vested	(57,154)	12.70
Forfeited	—	—

Unvested restricted stock at December 31, 2006	128,109	$12.02

As of December 31, 2006, there was approximately $746,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted. The weighted average period over which this expense is to be recognized is 1.87 years.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Notes Payable and Lines-of-Credit

Mortgage notes payable and lines-of-credit consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Mortgage Notes Payable(A),(B),(C)
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.09% to 8.23% per annum, with principal and interest payable monthly through 2026. The weighted average rate at December 31, 2006 and December 31, 2005 was 5.85% and 5.80%, respectively	$373,550	$223,601

Lines of Credit
Line-of-credit with a financial institution for property acquisitions (maximum borrowing level of $40,000,000 and available through November 20, 2008), interest rate at December 31, 2006 and 2005 was 6.75% and 5.57%, respectively. Advances are collateralized by various properties.(D)	$2,600	$17,500

Line-of-credit with a financial institution for property acquisitions (maximum borrowing level of $10 million and available through April 2007). Advances are unsecured.(E)	$—	$—

(A)	The mortgages notes payable are subject to various operating covenants. In addition, the Company must periodically fund and maintain escrow accounts, to make future real estate taxes, repairs and maintenance and insurance payments, as well as to fund certain tenant releasing costs. These are included in restricted cash escrows.

(B)	Certain of the Company’s real estate assets have been pledged as collateral for its mortgages notes payable. The amount of gross assets that have been encumbered is $532.7 million and $308.9 million for 2006 and 2005, respectively.

(C)	Amounts exclude a premium of $1.3 million and $1.4 million at December 31, 2006 and 2005, respectively, related to the above market interest rate on a mortgage assumed.

(D)	This line-of-credit facility was obtained in November 2005 and bears an interest rate equal to either (a) a base rate determined by the higher of the prime rate or the federal funds rate plus 1/2 of 1%, or (b) an applicable margin, based upon the Company’s total indebtedness to total asset value, plus LIBOR. At December 31, 2006 and 2005, the margin was LIBOR plus 1.40% and LIBOR plus 1.20%, respectively. Payments are interest only through the term and are payable at least quarterly. The line-of-credit facility contains certain covenants including maintenance of leverage, minimum fixed charge coverage ratios, minimum tangible net worth and limitations on certain indebtedness, guarantees and cash dividends. Advances under the line-of-credit totaled $34.8 million and $17.5 million for 2006 and 2005, respectively. Repayments under the line-of-credit totaled $49.7 million for 2006. The line-of-credit facility is guaranteed by the Company. The amount of gross assets that have been encumbered is $4.4 million at December 31, 2006 and $81.5 million at December 31, 2005. In April 2006, the maximum borrowing level of the line-of-credit was increase from the original $50 million to $65 million. In December 2006, the maximum borrowing level of the line-of-credit was reduced to $40 million. As a result, approximately $426,000 of deferred financing costs associated with the line-of-credit were written off and included in amortization expense in the accompanying consolidated statement of operations.

(E)	This line-of-credit facility was obtained in April 2006 and is subject to the covenants described above in Item (D). Borrowings under this facility bear an interest rate equal to an applicable margin, based upon our total indebtedness to total asset value, plus the three month LIBOR rate. Any borrowings on the credit facility

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be priced at LIBOR plus 2.40% as of December 31, 2006. Payments are interest only through the term of the credit facility and are payable monthly.

Total interest paid on the mortgage notes payable and lines-of-credit was $16.2 million, $9.2 million and $2.4 million for the year ended December 31, 2006, 2005 and 2004, respectively. Interest capitalized during 2006 and 2005 was $170,000 and $479,000, respectively.

The following represents future minimum principal payments due on the Company’s mortgage notes payable outstanding at December 31, 2006:

Year Ending December 31	Amount
(In thousands)

2007	$4,292
2008	4,536
2009	31,607
2010	5,282
2011	12,331
Thereafter	315,502

$373,550

6.	Future Minimum Lease Payments

The Company has lease agreements with tenants with lease terms through 2022. The leases generally provide for increases in base rent based upon inflation and for tenants to pay their share of real estate taxes over specified base amounts. Approximately 96 percent of the Company’s rental revenue for the years ended December 31, 2006 and 2005 was received from the federal, state and local government.

The total future minimum rents to be received by us under such non-cancelable operating leases in effect at December 31, 2006, exclusive of future inflation increases and real estate tax reimbursements, are as follows:

Year Ending December 31	Amount
(In thousands)

2007	$54,213
2008	54,344
2009	53,821
2010	49,876
2011	48,391
Thereafter	246,447

$507,092

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

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

In 2005, the Company entered into two forward-starting interest rate swap contracts with a notional amount of $50 million to fix a portion of the interest rate associated with fixed rate debt financings that occurred in November 2006. In September 2006, the Company cash settled both forward-starting interest rate swap contracts and received cash in the amount of $1.1 million. In November 2006, the Company entered into debt financing arrangements with a financial institution in the total amount of $55.7 million. As a result of the cash settlement and the November 2006 debt financings, the Company recorded $41,000 of ineffectiveness which has been reflected as a reduction of interest expense in the 2006 statement of operations. The remaining $1.0 million continues to be reflected in accumulated other comprehensive income at December 31, 2006 and is being amortized to interest expense over the ten year term of the associated debt financing arrangements. Such amortization amounted to $12,000 in 2006. The derivatives described above had a fair value of $601,000 at December 31, 2005 and were included in other assets and accumulated other comprehensive income.

8.	Related Party Transactions

Genesis, the sponsor of the initial public offering by the predecessor company Gen-Net Lease Income Trust, Inc., provided the Company with property acquisition services through January 2005 for a fee of up to 1% of the property purchase price plus up to 2% of the acquisition fee for acquisition related expenses. The Company did not incur any acquisition fees with Genesis in 2006 or 2005. The Company incurred and paid acquisition fees of $1.1 million for the year ended December 31, 2004 which is included in real estate, at cost in the Consolidated Balance Sheets. Genesis paid the Company $310,000 in 2006 for previous offering costs pursuant to a conditional agreement between Genesis and the Company.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Property Acquisitions

The Company acquired the following properties in 2006 and 2005. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

		Acquisition	Month
Property	Location	Cost	Acquired
		(In thousands)

2005 acquisitions(A):
1201 Lloyd Boulevard (Portland Property)	Portland, OR	$50,653	March
Niagara Center (Buffalo Niagara Center Property)	Buffalo, NY	71,673	May
Social Security Administration (Buffalo SSA Property)	Buffalo, NY	5,435	May
Drug Enforcement Administration (Sterling DEA Property)(B)	Sterling, VA	21,070	June
Internal Revenue Service (Martinsburg IRS Property)(C)	Martinsburg, WV	30,643	July
Social Security Administration (Dallas SSA Property)	Dallas, TX	9,583	September
Army Corps of Engineers (Vicksburg MS, Inc.)	Vicksburg, MS	26,850	November

		$215,907

2006 acquisitions(A):
Riverside County (Riverside Property)(D)	Riverside, CA	$18,415	February
United States Citizenship and Immigration Service (Harlingen USCIS Property)	Harlingen, TX	27,330	May
Environmental Protection Agency (Denver EPA Property)(E)	Denver, CO	91,597	December

		$137,342

(A)	In accordance with SFAS 141, the Company allocated the purchase price for these properties to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. Such estimates are subject to refinement as additional valuation information is received. The value of tenant origination costs are amortized over the remaining term of the respective leases.

(B)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $15.8 million. Also included in the acquisition cost is an amount of $1.5 million related to the premium recognized on the above market interest rate on the assumed mortgage.

(C)	Under terms of the existing lease, the federal government has an option to purchase the Martinsburg IRS Property for approximately $24.8 million. Real estate at cost, net of accumulated depreciation of the Martinsburg IRS Property was $29.2 million at December 31, 2006.

(D)	In connection with the purchase of this property, the Company assumed a first mortgage note in the amount of $8.9 million.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(E)	Included in the acquisition costs is an amount of approximately $619,000 paid by the Company and held in escrow related to vacant space of approximately 10,000 rentable square feet. Should the United States Government elect to rent this space within the next three years, the amount would be shared on a basis outlined in the Purchase and Sale Agreement between the Company and the Seller of the Denver EPA Property. If after three years the space remains vacant, the Company would receive the entire amount of the escrow plus any accrued interest. Once the amount, if any, to be received by the Company is determinable, a final adjustment to the acquisition costs will be made.

10.	Issuance and Exercise of Warrant

In connection with providing a line of credit, an affiliate of one of the Company’s underwriters in the Offering was issued a warrant to purchase up to 210,000 shares of common stock. The underwriter’s affiliate exercised the warrants and the Company recognized an expense of approximately $2.1 million in 2004.

11.	Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reflects the historical operating results of properties sold or held for sale, as well as the gain or loss on sale from these properties, as discontinued operations in the consolidated statements of operations for periods prior to their sale. In 2004, the Company sold the Harahan property for a gain of $314,000, upon receiving sales proceeds of $1.5 million net of the assumption of the related mortgage note payable of $3.1 million. The results of discontinued operations related to the Harahan property were comprised of the following for the year ended December 31, 2004:

2004

Rental income	$284,304

Property operations	13,091
Depreciation and amortization	29,358

Total expense	42,449

Operating income	241,855
Amortization of deferred financing fees	(420)
Interest expense	(141,420)

Income from discontinued operations	100,015
Gain on sale of property	313,857

Total income from discontinued operations	$413,872

12.	401(k) Plan

In 2004, the Company established a 401(k) Plan to cover all employees of the Company. The 401(k) Plan permits eligible persons to defer an amount of their annual compensation into the 401(k) Plan subject to certain limitations imposed by the Internal Revenue Code. Employees’ elective deferrals are immediately vested upon contribution to the 401(k) Plan. The Company matches employee contribution to the 401(k) Plan dollar for dollar up to 4% of the employee’s annual salary. The Company made contributions of $70,000, $41,000 and $29,000 which were charged to expense during the year ended December 31, 2006, 2005 and 2004, respectively.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Unaudited Pro Forma Condensed Consolidated Financial Information

The accompanying unaudited Pro Forma Condensed Consolidated Financial Information is presented as if, at January 1, 2005, the Company acquired the properties described in Note 9 — Property Acquisitions and the shares outstanding at December 31, 2006 were also outstanding at January 1, 2005. The properties listed as follows began operations during 2005 or 2006 and therefore their historical results of operations are included in the Pro Forma Condensed Consolidated Financial Information from the date indicated. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

Date Property
Began Operation

Buffalo SSA Property	June 2005
Dallas SSA Property	August 2005
Parkersburg Expansion Property	March 2006
Denver EPA Property	December 2006

The unaudited Pro Forma Condensed Consolidated Financial Information is not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transactions had occurred at the dates indicated above, nor does it purport to represent our future results of operations.

Pro Forma Condensed Consolidated Financial Information

	Year Ended December 31,
	2006	2005
	(Unaudited) (In thousands, except per share data)

Total revenue	$48,744	$40,445

Net loss	$(7,198)	$(6,210)

Loss per diluted common share	$(0.35)	$(0.30)

14.	Merger Agreement

On October 23, 2006, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Record Realty Trust (“RRT”), an Australian listed property trust (ASX: RRT), and Record Realty (US) LLC, a wholly owned subsidiary of RRT (“Merger Sub”). Under the terms of the Agreement, subject to certain terms and conditions, the Company will be merged with and into Merger Sub (the “Merger”) and our separate corporate existence will cease, with Merger Sub continuing as the surviving company and we will be a wholly owned subsidiary of RRT.

At the effective time of the Merger, each outstanding share of our common stock, other than Excluded Shares (as defined in the Agreement), will be cancelled and converted into the right to receive $10.75 in cash, without interest. The Company’s Board of Directors unanimously approved the Agreement on October 23, 2006. Consummation of the Merger is subject to various conditions, including approval of the Merger by our stockholders and other customary closing conditions. A stockholders meeting to approve the Merger has been scheduled for April 4, 2007.

The Agreement contains termination rights, including if our Board of Directors in connection with an unsolicited bona fide Superior Proposal (as defined in the Agreement), changes its recommendation to the shareholders as required by its fiduciary duties under applicable law and provides that, upon the termination of the Agreement, under specified circumstances, we will be required to pay a termination fee to RRT equal to

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.5 million plus expenses not to exceed $2.0 million. Additionally, under specified circumstances, RRT will be required to pay the Company a termination fee of $30.0 million.

15.	Subsequent Event

On January 4, 2007, an action was filed in the District Court of Douglas County, Nebraska, Fourth District Court against us, all of the members of our Board of Directors and Record Realty (US) LLC. The complaint alleges, among other things, that the preliminary proxy statement filed by us in connection with the Merger failed to disclose certain material information. On February 27, 2007, counsel to the plaintiff and counsel to the defendants, other than Record Realty (LLC), entered into a Memorandum of Understanding with respect to their agreement in principle to a settlement of this action, subject to the terms and conditions provided for in the Memorandum of Understanding. There can be no assurance, however, that the action will be settled. The defendants believe that the allegations in the complaint have no merit and, in the event the action is not settled, intend to vigorously defend the action. There can be no assurance, however, that the defendants will be successful in defending this action.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GOVERNMENT PROPERTIES TRUST, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006

				Cost Capitalized
				Subsequent to
	Encumbrances(1)	Initial Cost		Acquisition		Gross Amount Carried at Close of Period 12/31/06
										Date of
									Accumulated	Acquisition
			Buildings		Buildings		Building		Depreciation At	Contribution
	December 31,		and		And		and		December 31,	Placed in
	2006	Land	Improvements	Land	Improvements	Land	Improvements	Total	2006,(2)	Service
	(In thousands)

Property Name
DEA Bakersfield	$1,410	$446	$1,940	$—	$—	$446	$1,940	$2,386	$380	January 2003
Charleston SSA	13,351	3,067	15,363	—	37	3,067	15,400	18,467	1,893	April 2003
Clarksburg GSA	7,939	508	10,481	—	40	508	10,521	11,029	1,279	April 2003
Kingsport SSA	2,165	525	2,467	—	—	525	2,467	2,992	377	April 2003
Mineral Wells BPD	—	763	3,653	—	6	763	3,659	4,422	412	March 2004
Pittsburgh FBI	20,134	1,135	27,548	—	10	1,135	27,558	28,693	2,581	May 2004
Lenexa FDA	7,691	1,250	9,275	—	370	1,250	9,645	10,895	966	June 2004
VA Baton Rouge	4,724	1,096	4,835	—	115	1,096	4,950	6,046	412	September 2004
Charleston Fed Court	14,265	1,500	17,778	—	100	1,500	17,878	19,378	1,313	September 2004
College Park FDA	15,912	1,974	20,921	—	—	1,974	20,921	22,895	1,886	October 2004
Pittsburgh USCIS	7,679	350	10,233	—	77	350	10,310	10,660	911	October 2004
Parkersburg BPD	31,252	1,100	19,127	—	21,977	1,100	41,104	42,204	2,081	November 2004
GPT Portland, OR 1201 Lloyd LLC	39,057	6,180	44,473	—	616	6,180	45,089	51,269	3,622	March 2005
Acquest Government Leases	52,913	2,000	69,673	70	928	2,070	70,601	72,671	5,421	May 2005
Buffalo SSA	2,830	1,100	4,335	150	175	1,250	4,510	5,760	492	May 2005
Sterling DEA	15,046	1,500	19,571	—	47	1,500	19,618	21,118	978	June 2005
Martinsburg IRS	19,515	3,200	27,443	—	—	3,200	27,443	30,643	1,467	July 2005
Dallas SSA	6,149	3,180	6,403	—	—	3,180	6,403	9,583	353	September 2005
Vicksburg COE	14,400	1,927	24,923	—	—	1,927	24,923	26,850	1,134	November 2005
Riverside County	8,778	3,035	15,380	—	—	3,035	15,380	18,415	610	February 2006
Harlingen USCIS	19,846	1,680	25,650	—	—	1,680	25,650	27,330	566	May 2006
Denver EPA	68,494	12,000	79,596	—	—	12,000	79,596	91,596	130	December 2006
Real estate under development	—	—	1,695	—	—	—	1,695	1,695	—	Various
Corporate Assets	—	—	474	—	—	—	474	474	140	Various

Total	$373,550	$49,516	$463,237	$220	$24,498	$49,736	$487,735	$537,471	$29,404

(1)	See Note 5 — Mortgage Notes Payable and Lines-of-Credit to these Consolidated Financial Statements for a description of our mortgage notes payable.

GOVERNMENT PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

Building and improvements	39 years
Tenants origination costs(a)	Remaining term of the related lease
Lease intangibles(a)	Remaining term of the related lease (included as a reduction of rental revenue)
Tenant improvements(a)	Term of related leases
Furniture and equipment	3-7 years

(a)	Included in Building and Improvements in the above table.

The aggregate cost and net basis of land, real estate under development and depreciable property for federal income tax purposes as of December 31, 2006 was approximately $537.5 million and $516.7 million, respectively. The following table reconciles the real estate investments historical cost for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Balance at beginning of year	$391,099	$158,778	$34,831
Acquisitions and development	146,354	232,050	123,795
Capital expenditures	18	271	151

Balance at end of year	$537,471	$391,099	$158,778

The following table reconciles the accumulated depreciation on real estate investments for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Balance at beginning of year	$13,295	$3,407	$757
Depreciation and amortization expense	16,109	9,888	2,650

Balance at end of year	$29,404	$13,295	$3,407

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

Signature	Title	Date

/s/ Thomas D. Peschio Thomas D. Peschio	President, Chief Executive Officer and Director	March 15, 2007

/s/ Nancy D. Olson Nancy D. Olson	Chief Financial Officer and Treasurer	March 15, 2007

/s/ Jerry D. Bringard Jerry D. Bringard	Chairman of the Board of Directors	March 15, 2007

/s/ Robert M. Ames Robert M. Ames	Director	March 15, 2007

/s/ Philip S. Cottone Philip S. Cottone	Director	March 15, 2007

/s/ Robert A. Peck Robert A. Peck	Director	March 15, 2007

/s/ Richard H. Schwachter Richard H. Schwachter	Director	March 15, 2007

Exhibit Index

2.1	Agreement and Plan of Merger dated October 23, 2006 by and among Government Properties Trust, Inc., Record Realty Trust and Record Realty (US) LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on October 26, 2006)
3.1	Charter (incorporated by reference to exhibit 3.1 to our registration statement on Form S-11 (file no. 333-109565))
3.2	Bylaws (incorporated by reference to exhibit 3.2 to our registration statement on Form S-11 (file no. 333-109565))
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to our registration statement on Form S-11 (file no. 333-109565))
10.1	2003 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our registration statement on Form S-11 (file no. 333-109565))
10.2	Form of Indemnification Agreement (incorporated by reference to exhibit 10.2 to our registration statement on Form S-11 (file no. 333-109565))
10.3	Chief Executive Officer Employment Agreement (incorporated by reference to exhibit 10.3 to our registration statement on Form S-11 (file no. 333-109565))
10.11	Revolving Credit Agreement dated November 21, 2005 (incorporated by reference to exhibit 10.16 to our Form 8-K filed on November 23, 2005)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Principal Financial Officer